Form 10-Q
period 2012-03-31
Horizontal Marketing Corp.
filed 2012-05-15
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

Commission File Number     333-178000

HORIZONTAL MARKETING CORP.

 (Exact name of Registrant as specified in its charter)

Nevada	30-0523156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

857 E. Southfork Drive, Draper, Utah 84040

(Address of principal executive offices, Zip Code)

(801) 562-3200

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No o

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of April 25, 2012, the Registrant had 8,800,000 shares of its $0.001 par value Common Stock outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1
Condensed consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, and from inception on December 29, 2008 through March 31, 2012	2
Condensed consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and from inception on December 29, 2008 through March 31, 2012	3
Notes to the Financial Statements	4
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4 Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8
Item 1A. Risk Factors	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. [Removed and Reserved]	9
Item 5. Other Information	9
Item 6. Exhibits	9

ii

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HORIZONTAL MARKETING CORP.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$15,218	$18,673

Total Current Assets	15,218	18,673

TOTAL ASSETS	$15,218	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$951	$55
Accounts payable - related parties	8,710	2,194

Total Current Liabilities	9,661	2,249

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 8,800,000 and 8,800,000 shares issued and outstanding, respectively	8,800	8,800
Additional paid-in capital	115,200	115,200
Deficit accumulated during the development stage	(118,443)	(107,576)

Total Stockholders' Equity	5,557	16,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,218	$18,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZONTAL MARKETING CORP
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			on December
	For the Three Months Ended		29, 2008 Through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

Impairment of intangible assets	-	-	25,000
Professional fees	9,016	4,050	79,273
General and administrative	1,851	1,087	14,170

Total Operating Expenses	10,867	5,137	118,443

LOSS FROM OPERATIONS	(10,867)	(5,137)	(118,443)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(10,867)	$(5,137)	$(118,443)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,800,000	7,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZONTAL MARKETING CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on December 29,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,867)	$(5,137)	$(118,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	3,000
Impairment of intangible assets	-	-	25,000
Changes in operating assets and liabilities:
Refundable deposits	-	375	-
Accounts payable	896	1,070	951
Accounts payable - related parties	6,516	-	8,710

Net Cash Used in Operating Activities	(3,455)	(3,692)	(80,782)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	25,000	96,000

Net Cash Provided by Financing Activities	-	25,000	96,000

NET INCREASE (DECREASE) IN CASH	(3,455)	21,308	15,218

CASH AT BEGINNING OF PERIOD	18,673	2,227	-

CASH AT END OF PERIOD	$15,218	$23,535	$15,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZONTAL MARKETING CORP.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's March 31, 2012 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

HORIZONTAL MARKETING CORP.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the alternative fuels engines industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

A.

Results of Operations

For the three months ended March 31, 2012 and 2011

Revenue was $-0- in 2012 and from $-0- in 2011.  We do not expect to realize revenues until we complete our website during 2012.

Our operating expenses for 2012 were $10,867 compared to $5,137 in 2011, an increase of $5,730.  The primary component of general and administrative expenses during 2012 was professional fees of $9,016. This compares to professional fees of $4,050 during 2011.   In 2012 professional fees were higher by approximately $5,000 due to legal and accounting expenses incurred in connection with the filing of our registration statement with the SEC.

Our net loss for the three months ended March 31, 2012 was $10,867, compared to a net loss of $5,137 in 2011. This translates to a loss per share of $0.00 in both periods.

B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for 3 months.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2012 and 2011

We used $3,455, of cash for operating activities during the period ended March 31, 2012 compared to $3,692 during 2011. The cash was used to pay our operating expenses.

Financing Activities

We received $25,000 of cash from the sale of common stock during the three months ended March 31, 2011 compared with $-0- of cash from the sale of common stock during the three months ended March 31, 2011. This left us with cash of $15,218, as of March 31, 2012.

We estimate that our existing capital resources are sufficient to meet our needs through June 30, 2012.  By such time we expect to be cash flowing, however if we do not meet our goals additional funding will be required to continue our operations which will require us to raise funds through the issuance of debt or equity securities.

Our independent auditors have qualified their opinion for the year ended December 31, 2011 and 2010 to indicate that substantial doubt exists regarding our ability to continue as a going concern. If we are unable to commence revenue producing activities by June 2012 we may be required to raise additional operating capital through the sale of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Quiet Star, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments, including cash and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

Revenue Recognition

The Company will determine its revenue recognition policies upon commencement of principle operations.

Stock-based compensation

The Company has adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  No federal, state or local governmental agency is presently contemplating any proceeding against the Company.  No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The unaudited condensed consolidated Balance Sheet of Horizontal Marketing Corp. as of March 31, 2012 and the audited consolidated Balance Sheet as of December 31, 2011, the unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and the period from inception on December 29, 2008 through March 31, 2012, and the unaudited condensed consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011 and from inception on December 29, 2008 through March 31, 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (1)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (1)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended S, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.  (2)

(1)

Filed herewith

(2)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizontal Marketing Corp.

Dated: May 15, 2012	/s/ Bradley R. Jones
By: Bradley R. Jones
Its: Chief Executive Officer, Chief Financial Officer and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 15, 2012	/s/ Bradley R. Jones
By: Bradley R. Jones, Director