Form 10-Q/A
period 2012-03-31
Horizontal Marketing Corp.
filed 2012-05-29
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No o

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer
Non-accelerated filer	o	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒

As of April 25, 2012, the Registrant had 8,800,000 shares of its $0.001 par value Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Horizontal Marketing Corp. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(1)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(1)
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(1)
101	Interactive Data Files(2) - Filed herewith

____________________________________________

(1)

Incorporated by reference from our Registration Statement on Form 10-Q filed with the SEC on May 15, 2012

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

Horizontal Marketing Corp.

Dated: May 29, 2012	/s/ Bradley R. Jones
By: Bradley R. Jones
Its: Chief Executive Officer, Chief Financial Officer and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 29, 2012	/s/ Bradley R. Jones
By: Bradley R. Jones, Director