Form 10-Q
period 2012-06-30
Horizontal Marketing Corp.
filed 2012-08-13
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2012

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

As of August 6, 2012, the Registrant had 8,800,000 shares of its $0.001 par value Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

	Item 1. Financial Statements
	Condensed consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1
	Condensed consolidated Statements of Operations for the three months ended June 30, 2012 and June 30, 2011, six months ended June 30, 2012 and June 30, 2011and from inception on December 29, 2008 through June 30, 2012	2
	Condensed consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and from inception on December 29, 2008 through June 30, 2012	3
	Notes to the Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	6
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	7
	Item 4 Controls and Procedures	7

PART II - OTHER INFORMATION
	Item 1. Legal Proceedings	8
	Item 1A. Risk Factors	8
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8
	Item 3. Defaults Upon Senior Securities	8
	Item 4. [Removed and Reserved]	8
	Item 5. Other Information	8
	Item 6. Exhibits	8

ii

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HORIZONTAL MARKETING CORP.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$12,477	$18,673

Total Current Assets	12,477	18,673

TOTAL ASSETS	$12,477	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$-	55
Accounts payable - related parties	15,761	$2,194

Total Current Liabilities	15,761	2,249

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares
authorized, 8,800,000 and 8,800,000 shares
issued and outstanding, respectively	8,800	8,800
Additional paid-in capital	115,200	115,200
Deficit accumulated during the development stage	(127,284)	(107,576)

Total Stockholders' Equity (Deficit)	(3,284)	16,424

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$12,477	$18,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZONTAL MARKETING CORP
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

							From Inception of
							the Development
							Stage on December
	For the Three Months Ended				For the Six Months Ended		29, 2008 Through
	June 30,				June 30,		June 30,
	2012		2011		2012	2011	2012

REVENUES	$		$		$-	$-	$-

OPERATING EXPENSES

Impairment of intangible assets		-		-	-	-	25,000
Professional fees		8,051		4,125	17,067	8,175	87,324
General and administrative		790		629	2,641	1,716	14,960

Total Operating Expenses		8,841		4,754	19,708	9,891	127,284

LOSS FROM OPERATIONS		(8,841)		(4,754)	(19,708)	(9,891)	(127,284)

INCOME TAX EXPENSE		-		-	-	-	-

NET LOSS		$(8,841)		$(4,754)	$(19,708)	$(9,891)	$(127,284)

BASIC AND DILUTED LOSS
PER COMMON SHARE		$(0)		$(0)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		8,800,000		8,800,000	8,800,000	8,363,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZONTAL MARKETING CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on December 29,
	For the Six Months Ended		2008 Through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,708)	$(9,891)	$(127,284)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	3,000
Impairment of intangible assets	-	-	25,000
Changes in operating assets and liabilities:
Refundable deposits	-	4,100	-
Accounts payable	(55)	-	-
Accounts payable - related parties	13,567	(68)	15,761
Net Cash Used in Operating Activities	(6,196)	(5,859)	(83,523)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	25,000	96,000
Net Cash Provided by Financing Activities	-	25,000	96,000

NET INCREASE (DECREASE) IN CASH	(6,196)	19,141	12,477

CASH AT BEGINNING OF PERIOD	18,673	2,227	-

CASH AT END OF PERIOD	$12,477	$21,368	$12,477

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZONTAL MARKETING CORP.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 2012 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

HORIZONTAL MARKETING CORP.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012 and December 31, 2011

NOTE 4 - COMMON STOCK

The Company has 100,000,000 common shares authorized at par value of $0.001 and 8,800,000 shares issued and outstanding as of June 30, 2012.

During the year ended December 31, 2011 the Company issued 1,000,000 shares of common stock to various investors at $0.025 per share for total cash proceeds of $25,000.

NOTE 5 – SUBSEQUENT EVENTS

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

A.

Results of Operations

For the three months ended June 30, 2012 and 2011

Revenue was $-0- in 2012 and from $-0- in 2011.  We do not expect to realize revenues until we complete our website during 2012.

Our operating expenses for 2012 were $8,841 compared to $4,754  in 2011, an increase of $4,087.  The primary component of general and administrative expenses during 2012 was professional fees of $8,051. This compares to professional fees of $4,125 during 2011.   In 2012 professional fees were higher by approximately $5,000 due to legal and accounting expenses incurred in connection with the application for trading of our shares.

Our net loss for the three months ended June 30, 2012 was $8,841, compared to a net loss of $4,754 in 2011. This translates to a loss per share of $0.00 in both periods.

For the six months ended June 30, 2012 and 2011

Revenue was $-0- in 2012 and from $-0- in 2011.  We do not expect to realize revenues until we complete our website during 2012.

Our operating expenses for 2012 were $19,708 compared to $9,891  in 2011, an increase of $9.817.  The primary component of general and administrative expenses during 2012 was professional fees of $17,067. This compares to professional fees of $8,175 during 2011.   In 2012 professional fees were higher by approximately $9,000 due to legal and accounting expenses incurred in connection with the application for trading of our shares.

Our net loss for the six months ended June 30, 2012 was $19,708, compared to a net loss of $9,891 in 2011. This translates to a loss per share of $0.00 in both periods.

B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for 3 months.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2012 and 2011

We used $6,196, of cash for operating activities during the period ended June 30, 2012 compared to $5,859 during 2011. The cash was used to pay our operating expenses.

Financing Activities

We received $25,000 of cash from the sale of common stock during the six months ended June 30, 2011 compared with $-0- of cash from the sale of common stock during the six months ended June 30, 2012. This left us with cash of $12,477, as of June 30, 2012.

We estimate that our existing capital resources are sufficient to meet our needs through September 30, 2012.  By such time we expect to be cash flowing, however if we do not meet our goals additional funding will be required to continue our operations which will require us to raise funds through the issuance of debt or equity securities.

Our independent auditors have qualified their opinion for the year ended December 31, 2011 and 2010 to indicate that substantial doubt exists regarding our ability to continue as a going concern. If we are unable to commence revenue producing activities by September 2012 we may be required to raise additional operating capital through the sale of our common stock.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The unaudited condensed consolidated Balance Sheet of Horizontal Marketing Corp. as of June 30, 2012 and the audited consolidated Balance Sheet as of December 31, 2011, the unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, six months ended June 30 2012 and 2011 and the period from inception on December 29, 2008 through June 30, 2012, and the unaudited condensed consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011 and from inception on December 29, 2008 through June 30, 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Filed herewith.

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

Horizontal Marketing Corp. /s/ Bradley R. Jones

Dated: August 13, 2012
By: Bradley R. Jones
Its: Chief Executive Officer, Chief Financial Officer and Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bradley R. Jones

Dated: August 13, 2012
By: Bradley R. Jones, Director