Form 10-Q
period 2012-09-30
BnetEFactor, Inc.
filed 2012-11-16
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2012

Commission File Number     333-178000

BnetEFactor, Inc.

 (Exact name of Registrant as specified in its charter)

Nevada	30-0523156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 West 26th Street, 5th Floor, New York, NY 10001

 (Address of principal executive offices, Zip Code)

(855) 263-8332

 (Registrant’s telephone number, including area code)

Horizontal Marketing Corp., 857 E. Southfork Drive, Draper, Utah 84040

 (Former Name, Former Address)

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

As of November 14, 2012, the Registrant had 8,800,000 shares of its $0.001 par value Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and September 30, 2011, nine months ended September 30, 2012 and September 30, 2011and from inception on December 29, 2008 through September 30, 2012	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and from inception on December 29, 2008 through September 30, 2012	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	9
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
	Item 4 Controls and Procedures	11

PART II - OTHER INFORMATION
	Item 1. Legal Proceedings	12
	Item 1A. Risk Factors	12
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
	Item 3. Defaults Upon Senior Securities	12
	Item 5. Other Information	12
	Item 6. Exhibits	12

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BnetEFactor, Inc.
(FKA Horizontal Marketing Corp.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$8,927	$18,673

Total Current Assets	8,927	18,673

TOTAL ASSETS	$8,927	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$55
Accounts payable - related parties	22,453	2,194

Total Current Liabilities	22,453	2,249

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 8,800,000 and 8,800,000 shares
issued and outstanding, respectively	8,800	8,800
Additional paid-in capital	115,200	115,200
Deficit accumulated during the development stage	(137,526)	(107,576)

Total Stockholders' Equity (Deficit)	(13,526)	16,424

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$8,927	$18,673

The accompanying notes are an integral part of these condensed financial statements.

BnetEFactor, Inc.
(FKA Horizontal Marketing Corp.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception of
					the Development
					Stage on December
	For the Three Months Ended		For the Nine Months Ended		29, 2008 Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Impairment of intangible assets	-	-	-	-	25,000
Professional fees	9,692	970	26,759	9,145	97,016
General and administrative	550	-	3,191	1,716	15,510

Total Operating Expenses	10,242	970	29,950	10,861	137,526

LOSS FROM OPERATIONS	(10,242)	(970)	(29,950)	(10,861)	(137,526)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(10,242)	$(970)	$(29,950)	$(10,861)	$(137,526)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	8,800,000	8,800,000	8,800,000	8,585,824

The accompanying notes are an integral part of these condensed financial statements

BnetEFactor, Inc.
(FKA Horizontal Marketing Corp.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on December 29,
	For the Nine Months Ended		2008 Through
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,950)	$(10,861)	$137,525
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	3,000
Impairment of intangible assets	-	-	25,000
Changes in operating assets and liabilities:
Refundable deposits	-	4,100	-
Accounts payable	(55)	-	-
Accounts payable - related parties	20,259	902	22,453
Net Cash Used in Operating Activities	(9,746)	(5,859)	187,978

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	25,000	96,000
Net Cash Provided by Financing Activities	-	25,000	96,000

NET INCREASE (DECREASE) IN CASH	(9,746)	19,141	283,978

CASH AT BEGINNING OF PERIOD	18,673	2,227	-

CASH AT END OF PERIOD	$8,927	$21,368	$283,978

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	$25,000

The accompanying notes are an integral part of these condensed financial statements.

BnetEFactor, Inc.

(fka Horizontal Marketing Corp.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2012 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

BnetEFactor, Inc.

(fka Horizontal Marketing Corp.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

             NOTE 4 - COMMON STOCK

The Company has 800,000,000 common shares authorized at par value of $0.001 and 8,800,000 shares issued and outstanding as of September 30, 2012.  The following is a list of all issuances of the Company’s common stock:

On November 13, 2009 the Company sold 2,800,000 shares of its common stock for cash at $0.025 per share for total cash of $70,000.

On December 21, 2009 the Company issued 1,000,000 shares of its common stock valued at $0.025 per share to purchase a subsidiary.

During the year ended December 31, 2011 the Company issued 1,000,000 shares of common stock to various investors at $0.025 per share for total cash proceeds of $25,000.

         NOTE 5 – SIGNIFICANT EVENTS

On September 27, 2012, the Company, by unanimous written consent of the Directors and the consent of Stockholders holding a majority of the issued and outstanding shares approved the amendment and restatement of the Articles of Incorporation, in their entirety, to change the name of the Company to BnetEFactor, Inc. and to increase the number of shares which the Company is authorized to issue to nine hundred million (900,000,000) shares, consisting of eight hundred million (800,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”) and (b) one hundred million (100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”) issuable in one or more series with such rights, preferences and privileges as determined by the Board of Directors;

         NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder,  The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically  Digital Publishing industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” "estimate" "continuing" "ongoing" "expect"“will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

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

A.

Results of Operations

For the three months ended September 30, 2012 and 2011

Revenue was $-0- in 2012 and from $-0- in 2011.  We do not expect to realize revenues until we complete our website during 2012.

Our operating expenses for three months ended September 30, 2012 were $10,242 compared to $970 in 2011, an increase of $9,272.  The primary component of operating expenses during the three months ended September 30, 2012 was professional fees of $9,692. This compares to professional fees of $970 during 2011. In 2012 professional fees were higher by approximately $8,722 due to legal and accounting expenses incurred in connection with the filing of our registration statement with the SEC.

Our net loss for the three months ended September 30, 2012 was $10,242, compared to a net loss of $970 in 2011. This translates to a loss per share of $0.00 in both periods.

For the nine months ended September 30, 2012 and 2011

Revenue was $-0- in 2012 and from $-0- in 2011.  We do not expect to realize revenues until we complete our website during 2012.

Our operating expenses for the nine months ended September 30, 2012 were $29,950 compared to $10,861 in 2011, an increase of $19,089.  The primary component of operating expenses during 2012 was professional fees of $26,759. This compares to professional fees of $9,145 during 2011. In 2012 professional fees were higher by approximately $17,614 due to legal and accounting expenses incurred in connection with the filing of our registration statement with the SEC.

Our net loss for the nine months ended September 30, 2012 was $29,950, compared to a net loss of $10,861 in 2011. This translates to a loss per share of $0.00 in both periods.

B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for three months.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2012 and 2011

We used $9,746, of cash for operating activities during the period ended September 30, 2012 compared to $5,859 during 2011. The cash was used to pay our operating expenses.

Financing Activities

We received $-0- of cash from the sale of common stock during the nine months ended September 30, 2012 compared with $25,000 of cash from the sale of common stock during the nine months ended September 30, 2011. This left us with cash of $8,927, as of September 30, 2012.

We estimate that our existing capital resources are sufficient to meet our needs through December 30, 2012.  By such time we expect to be cash flowing, however if we do not meet our goals additional funding will be required to continue our operations which will require us to raise funds through the issuance of debt or equity securities.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The unaudited condensed consolidated Balance Sheet of Horizontal Marketing Corp. as of September 30, 2012 and the audited consolidated Balance Sheet as of December 31, 2011, the unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, nine months ended September 30, 2012 and 2011 and the period from inception on December 29, 2008 through September 30, 2012, and the unaudited condensed consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011 and from inception on December 29, 2008 through September 30, 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
10.1

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNETEFACTOR, INC.

/s/ Gerald E. Sklar
Dated: November 15, 2012
By: Gerald E. Sklar
Its: Chief Executive Officer and Secretary

/s/ Robert Nickolas Jones
Dated: November 15, 2012
By: Robert Nickolas Jones
Its: Chief Financial Officer