Form 10-K
period 2012-12-31
Bnet Media Group, Inc.
filed 2013-04-12
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

þ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-178000

———————

Bnet Media Group, Inc.

(Formerly BnetEFactor, Inc.)

 (Exact name of registrant as specified in its charter)

———————

NEVADA	30-0523156
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

122 West 26th Street, 5th Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

1 (917) 720-3541

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨   No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ¨    No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   X No   ¨

The issuer's revenues for the most recent fiscal year ended December 31, 2012 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of December 31, 2012.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:

The issuer has 8,800,000 shares of common stock issued and outstanding as of April 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.    We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors”. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law.

OTHER PERTINENT INFORMATION

References in this Form 10-K, unless another date is stated, are to December 31, 2012. As used herein, the “Company,” “Horizontal Marketing Corp.,” “BnetEFactor, Inc.,” “Bnet Media Group, Inc.,” “BNET,” “we,” “us,” “our” and words of similar meaning all refer to Bnet Media Group, Inc.

ITEM 1.Description of Business

Overview of the Company’s Formation and Recent Events

Bnet Media Group, Inc. was incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. The Company is a development stage enterprise and has not yet realized any revenues from operations. The Company’s efforts, to date, have focused primarily on the development and implementation of our business plan.  The Company lacked the resources required to effectively develop a digital publishing business and, therefore, engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

According to our prior management’s disclosure in our periodic reports we did not have any business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore we are considered a “shell” company until we closed the below described transaction with bNET Communications, Inc., a Nevada corporation (“BNET”). We are considered a “shell” company because we have no or nominal assets and nor or nominal operations and no employees.  Prior to the transaction with BNET, we were actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.

.

On August 30, 2012, Anthony E. Sklar and Gerald E. Sklar each acquired 1,400,000 shares of Horizontal Marketing Corp. (the “Company”) from a third party.

On September 4, 2012, Bradley R. Jones, the former President and controlling shareholder of the Company, entered into a Stock Purchase Agreement with Anthony E. Sklar, Gerald E. Sklar, Marion Freijsen and Adriaan Reinders, whereby Mr. Jones sold all of his 5,000,000 restricted shares of the Company, $0.001 par value per share (the

“Shares”), and Anthony E. Sklar purchased 550,000 Shares, Gerald E. Sklar purchased 550,000 Shares, Marion Freijsen purchased 1,950,000 Shares, and Adriaan Reinders purchased 1,950,000 Shares.

As a result of the aforementioned transactions, the following four shareholders collectively own 7,800,000 shares of the Company’s common stock as set forth below which consists 88.86% of the total 8,800,000 issued and outstanding shares of the Company’s common stock as follows:

Marion Freijsen …………… 1,950,000 Shares;

Adriaan Reinders .………… 1,950,000 Shares;

Gerald Sklar ………………. 1,950,000 Shares; and

Anthony Sklar …………….. 1,950,000 Shares.

On September 27, 2012, Horizontal Marketing Corp. (the “Company”), by unanimous written consent of the Directors and the consent of Stockholders holding a majority of the issued and outstanding shares approved the amendment and restatement of the Articles of Incorporation, in their entirety, to:

·

Change the name of the Corporation to BnetEFactor, Inc.;

·

Increase the number of shares which the Corporation is authorized to issue to nine hundred million (900,000,000) shares, consisting of eight hundred million (800,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”) and (b) one hundred million (100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”) issuable in one or more series with such rights, preferences and privileges as determined by the Board of Directors; and

·

Adopt Article 11, which provides that the approval of not less than 75% of the outstanding shares of the Common Stock shall be required to approve the following matters:

(1) The removal of any director of the Corporation; or

(2) The sale of all or substantially all of the assets of the Corporation;

(3) Any amendment, alteration, or repeal of the indemnification provisions set forth in Article 10.; and

(4) Any amendment, alteration, or repeal of this Article 11.

Amended and Restated Bylaws

Also on September 27, 2012, the Company by unanimous written consent of the Directors and the consent of Stockholders holding a majority of the issued and outstanding shares, voted to approved the amendment and restatement of the By-laws, in their entirety, to provide that that any bylaw or amendment to the bylaws adopted by the Board of Directors will require the vote of 2/3 of the Company’s Board of Directors. The Amended and Restated Bylaws became effective on September 27, 2012.

I.

Proposed Acquisition of Assets of bNET Communications, Inc.

On November 30, 2012, BnetEFactor, Inc. entered into an Asset Purchase Agreements (the “Bnet Asset Purchase Agreement”) with bNET Communications, Inc., a Nevada corporation (“BNET”), pursuant to which we have agreed to purchase BNET’s digital media library in exchange for shares of our common stock. BNET operates bnetTV.com, and bnetTV, a content aggregator, internet broadcasting, publishing company and accredited media organization, that creates and distributes video content pertaining to new technology, primarily at corporate and consumer, events, trade shows and conferences. BNET, through its subsidiaries, has been streaming live broadcasts of corporate annual meetings over the internet for many large and small firms, awards shows for various industries.

The total number of shares of our Common Stock to be issued to BNET will be 3,100,000 shares. The closing is subject to a number of conditions, among which requires BNET to provide us with (1) audited financial (2) a report of the value of the BNET Assets established by the independent fair market valuation; (3) the Company’s principal shareholders submit 7,800,000 shares of the Company’s Common Stock for cancellation and exchange for a like number of shares of the Company’s Series A Preferred Stock; (4) the Company receives all approvals and clearance from all financial industry regulatory authority, state regulatory agencies and/or Depository Trust Company with respect to a proposed the 16-for-1 forward stock split (the “Forward Split) of the of the Company’s common stock; and (5) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

BNET’s digital media library consists of thousands of recorded conference programs and interviews. BNET provides professional video and media content over IP based networks for emerging technology companies and any individuals interested in those companies.

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and Secretary and Anthony Sklar, our Chief Technology Officer. At the time the Company entered into the Bnet Asset Purchase Agreement, both Gerald E. Sklar and Anthony Sklar each had beneficial ownership of 1,950,000 shares of our Common Stock, or collectively 3,900,000 shares of 44.3% of the Company’s 8,800,000 outstanding shares of Common Stock. As result of their control position, our proposed acquisition of the bNET assets cannot be deemed to be an arms-length transaction.

II.

Proposed Acquisition of Assets of The E-Factor Corp.

On November 30, 2012, we entered into an Asset Purchase Agreements (the “EFactor Asset Purchase Agreement”) with The E-Factor Corp., a Delaware corporation (“EFactor”), pursuant to which we have agreed to purchase certain assets and intellectual property owned by EFactor in exchange for shares of our common stock. The total number of our shares of Common Stock to be issued to EFactor will be 3,100,000 shares. The closing was subject to a number of conditions, among which requires EFactor to provide us with (1) audited financial statements for the fiscal years ended December 31, 2011 and 2010, and unaudited financial statements for the nine-month periods ended September 30, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2011 and 2010, issued by a PCAOB registered firm; and (2) a report of the value of the EFactor Assets established by the independent fair market valuation; (3) the Company’s principal shareholders submit 7,800,000 shares of the Company’s Common Stock for cancellation and exchange for a like number of shares of the Company’s Series A Preferred Stock; (4) the Company receives all approvals and clearance from all financial industry regulatory authority, state regulatory agencies and/or Depository Trust Company with respect to a proposed the 16-for-1 forward stock split (the “Forward Split) of the of the Company’s common stock; and (5) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

The E-Factor Corp. is principally controlled by Anriaan Reinders, our President and Marion Freijsen our Chief Operating Officer. Until the recent acquisition of their control position by Gerald and Anthony Sklar, both Mr. Reinders and Ms. Freijsen each had beneficial ownership of 1,950,000 shares of our Common Stock, or collectively 3,900,000 shares of 44.3% of the Company’s 8,800,000 outstanding shares of Common Stock.

III.

Proposed Share Exchange to Acquire Home Training Initiative Ltd.

On November 30, 2012, the Company entered into an Exchange Agreement with Five5Five PTE Ltd. (“Five5Five”), the principal shareholder of Home Training Initiative Ltd, a United Kingdom company (“HT”) to acquire all of the capital stock of HT in exchange for 2,700,000 shares of our common stock (the “HT Exchange Shares”). HT is an online learning and workforce development provider that offers an innovative and highly-scalable range of online and blended learning programs to deliver workforce development training. In addition to its accredited learning programs, HT delivers a spectrum of services for individuals and organizations of all sizes – including job‐creation and job brokerage, personal and workforce development and online (non-accredited) short‐courses. Upon satisfaction of the conditions to closing, the Company will operate HT as a wholly owned subsidiary.

The completion of the acquisition and the obligations of the Company to deliver the HT Exchange Shares is subject to the fulfillment by the parties (or waiver by the parties), at or prior to the closing, of the following conditions:

·

The Company has completed the acquisition of the Bnet and E-Factor Assets under the Bnet and E-Factor Asset Purchase Agreements.

·

The Company has received all approvals and clearance from all financial industry regulatory authority, state regulatory agencies associated with its implementation of the Forward Split.

·

All consents, approvals, authorizations, qualifications and orders of governmental or regulatory bodies.

·

HT has provided the Company with an opinion of legal counsel, satisfactory to the Company, that the Exchange of the HT Shares meets all, if any applicable government authorizations under the laws of the United Kingdom.

·

HT and HT Shareholder takes all action necessary to provide the Company with adequate business information required by Regulation S-X and any other filing requirements to be satisfied by the Company in connection with the acquisition of the HT capital stock.

Termination of a EFactor Asset Purchase Agreement and HT Skills Exchange Agreement.

On or about December 31, 2012, Mr. Reinders  informed our board that EFactor desired to terminate the EFactor Asset Purchase Agreement and our board adopted a resolution accepting the termination of proposed transaction, effective December 31, 2012.

We also received notice from Five5Five that it desires to terminate Exchange Agreement and our board adopted a resolution accepting the termination of the propose transaction, effective December 31, 2012.

Acquisition of Additional Control Shares and Resignation of Certain Directors

On March 12, 2013, Anthony E. Sklar acquired 1,943,000 shares of the Company’s restricted common stock from Adriaan and Gerald E. Sklar acquired 1,943,500 shares of the Company’s restricted common stock from  Marion Freijsen. As a result of the aforementioned transactions, Anthony E. Sklar beneficially owns of record 3,893,500 shares or approximately 44.2% of the Company’s outstanding common stock and Gerald E. Sklar, beneficially owns of record 3,893,500 shares or approximately 44.2% of the Company’s outstanding common stock. Gerald E. Sklar is the father of Anthony E. Sklar.

Concurrently with the above referenced acquisition of the control shares from Adriaan Reinders and Marion Freijsen, Adriaan Reinders, Marion Freijsen, Thomas Trainer, and James E. Solomon all resigned as officers and directors of the Company.

On March 13, 2013 the Board of Directors appointed David M. Young and Arnold James Sopczak as additional directors to serve along with current directors Gerald E Sklar, Michael Wehrs, and Anthony E. Sklar, until the next annual meeting of the shareholders and until their successors are duly appointed:

The appointment of Companies officers;

Also on March 13, 2013, the Board of Directors appointed the following persons as officers of the Corporation to serve until the next annual meeting of Directors or until their successors have been elected and qualified:

Chairman of the Board.…….....................Gerald E. Sklar

Chief Executive Officer…………………Gerald E. Sklar

President …………..…………………….Gerald E. Sklar

Chief Financial Officer ………………… Robert Nickolas Jones

Chief Operating Officer ………….……...Anthony E. Sklar

Chief Technology Officer ……..........…. .Anthony E. Sklar

Secretary …….………….………..….…..David M. Young

On March 15, 2013, the “Company”, by unanimous written consent of the Directors and the consent of Stockholders holding a majority of the issued and outstanding shares approved the amendment of the Articles of Incorporation, to change the name of the Corporation to BNET MEDIA GROUP, INC. The name change became effective on March 19, 2013.

ITEM 1A. Risk Factors

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $155,476 as of December 31, 2012

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.   We do not have any operations and are considered as “shell” company under Federal securities laws. Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $50,000 annually. We do not presently have sufficient working capital to fund these expenses and anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate the proposed acquisition of BNET within a reasonable period of time, we may not have sufficient resources to continue meeting our reporting obligations with the Securities and Exchange Commission or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

At December 31, 2012, we did not have an operating business.

At December 31, 2012, we did not have any operating business and we do not presently have sufficient capital to fund our expenses for the next 12 months. Our plans include a business combination with BNET. We cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial dilution to your ownership and/or voting power in the Company, including a potential decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our stock.

We are deemed a “Shell Company” as such we are subject to additional reporting and disclosure requirements that may affect our short-term prospects to implement our business plan and could result in a loss of your entire investment.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash as our only asset; therefore, we are defined as a shell company. The rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of a transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(I), which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144 (I).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company"; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; and, 3) have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.” If less than 12 months has elapsed since the Company ceases being a “shell company”, then only registered securities can be sold pursuant to Rule 144. Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

There is no assurance of a public market or that the Common Stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Our Common Stock is considered a Penny Stock which is subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We are not required to file Proxy Statements pursuant to the Securities Exchange Act of 1934, which may impede your ability to obtain information about our business and operations.

Upon effectiveness of this registration statement we will be subject to Section 15(d) of the Exchange Act unless we file a Form 8A to register our common stock under Section 12 of the Securities Exchange Act of 1934. Pursuant to section 15(d) we are not required to file proxy statements. Proxy statements may be useful to investors in assessing corporate business decisions such as how management is paid and potential conflict-of-interest issues with auditors. Proxy statements may include but are not limited to:

·

Voting procedure and information;

·

Background information about the company's nominated directors including relevant history in the company or industry, positions on other corporate boards, and potential conflicts of interest;

·

Board compensation;

·

Executive compensation, including salary, bonus, non-equity compensation, stock awards, options, and deferred compensation. Also, information is included about perks such as personal use of company transportation, travel, and tax gross-ups. Many companies will also include pre-determined payout packages if an executive leaves the company; and

·

Who is on the audit committee, as well as a breakdown of audit and non-audit fees paid to the auditor;

We are subject to section 15(d) of the Exchange Act. We may never file a Form 8A to register our common stock under Section 12 of the Securities Exchange Act of 1934.  If we do not file a Form 8A, we are not required to file proxy statements and it may impede your ability to obtain information about our business and operations which may have a negative effect on your investment.

Our Board of Directors has the authority, without Stockholder approval, to issue Preferred Stock with terms that may not be beneficial to Common Stockholders and with the ability to affect adversely Stockholder voting power and perpetuate their control over the Company.

Our Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. Properties

The Company neither rents nor owns any properties. The Company utilizes the office of its management at no cost.

ITEM 3. Legal Proceedings

We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is currently no public trading market for our Common Stock and no such market may ever develop. While we intend to seek and obtain quotation of our Common Stock for trading on the OTC Bulletin Board (“OTCBB”), there is no assurance that our application will be approved. An application for quotation on the OTC Bulletin Board must be submitted by one or more market makers who: 1) are approved by the Financial Industry Regulatory Authority ("FINRA"), 2) who agree to sponsor the security, and 3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board. In order for a security to be eligible for quotation by a market maker on the OTC Bulletin Board, the security must be registered with the SEC and the company must be current in its required filings with the SEC. There are no listing requirements for the OTC Bulletin Board and accordingly no financial or minimum bid price requirements. We intend to cause a market maker to submit an application for quotation to the OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of March 31, 2013, we had 22 shareholders of our common stock.

Rule 144 Shares

As of December 31, 2012, there are 8,800,000 shares of our common stock are currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act.

All of the presently outstanding shares of our Common Stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the founders of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the SEC when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company. See also the factor entitled Shareholders who hold unregistered shares of our Common Stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company,” above.

Stock Option Grants

None.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of December 31, 2012 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets of $534 comprised exclusively of cash.  The Company had $32,010 in liabilities as of December 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  Management has agreed to fund the company.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2012 and for the period from December 30, 2011.

	December 31, 2012	December 31, 2011	From Inception through December 31, 2012
Net Cash (Used in) Operating Activities	$(18,139)	$(8,554)	$(95,466)
Net Cash (Used in) Investing Activities	$-	$-	-
Net Cash Provided by Financing Activities	$-	$25,000	$96,000
Net Increase (Decrease) in Cash	$(18,139)	$16,446	$534

The Company has nominal assets and has generated no revenues for the years ended December 31, 2012 and December 31, 2011. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. of seeking a combination with a private operating company bNET  Communications, Inc.,. We believe we will be able to meet these costs through borrowing or advances from management or affiliates of management. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations for the years ended December 2012 and December 31 2011 except for its efforts to execute its business online publishing  and to  locate suitable acquisition candidates. No revenue has been generated by the Company for the years ending  December 31, 2012  and December 31 , 2011. It is unlikely the Company will have any revenues unless it is able to complete the transactions contemplated by the Acquisition  Agreement with bNET Communications, Inc. or, alternatively, effect a acquisition or merger with another operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to consummate the transactions contemplated by the Acquisition Agreement.

For the years ended December 31, 2012, and December 31 2011 the Company had a net loss of $47,900 and $15,510 respectively consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bnet Media Group, Inc.

New York, New York

We have audited the accompanying balance sheet of Bnet Media Group, Inc., formerly known as BnetEFactor, Inc. (the “Company”), as of December 31, 2012, and the related statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bnet Media Group, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has deficits in cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY, LLP

www.malonebailey.com

Houston, Texas

April 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Horizontal Marketing Corp.

 (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Horizontal Marketing Corp. (a development stage company) as of December 31, 2011, and the related consolidated statements of  operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horizontal Marketing Corp., as of December 31, 2011 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, L.L.C.

Farmington, Utah

March 21, 2012

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash	$534	$18,673

Total Current Assets	534	18,673

TOTAL ASSETS	$534	$18,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$32,010	$2,249

Total Current Liabilities	32,010	2,249

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 8,800,000 and 8,800,000 shares
issued and outstanding, respectively	8,800	8,800
Additional paid-in capital	115,200	115,200
Deficit accumulated during the development stage	(155,476)	(107,576)

Total Stockholders' Equity (Deficit)	(31,476)	16,424

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$534	$18,673

The accompanying notes are an integral part of these consolidated financial statements.

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception of
			the Development
			Stage on December
	For the Years Ended		29, 2008 Through
	December 31,		December 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

Impairment of intangible assets	-	-	25,000
Professional fees	44,584	13,539	114,841
General and administrative	3,316	1,971	15,635

Total Operating Expenses	47,900	15,510	155,476

LOSS FROM OPERATIONS	(47,900)	(15,510)	(155,476)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(47,900)	$(15,510)	$(155,476)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	8,800,000	8,609,973

The accompanying notes are an integral part of these consolidated financial statements

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at inception of the
development stage
on December 29, 2008	-	$-	$-	$-	$-

Common stock issued for
services	3,000,000	3,000	-	-	3,000

Common stock issued
for cash	1,000,000	1,000	-	-	1,000

Net loss for the year
ended December 31, 2008	-	-	-	(3,500)	(3,500)
Balance December 31, 2008	4,000,000	4,000	-	(3,500)	500

Common stock issued
for cash	2,800,000	2,800	67,200	-	70,000

Common stock issued for
acquisition of subsidiary	1,000,000	1,000	24,000	-	25,000

Net loss for the year
ended December 31, 2009	-	-	-	(28,616)	(28,616)
Balance, December 31, 2009	7,800,000	7,800	91,200	(32,116)	66,884

Net loss for the year ended
December 31, 2010	-	-	-	(59,950)	(59,950)
Balance, December 31, 2010	7,800,000	7,800	91,200	(92,066)	6,934

Common stock issued for cash	1,000,000	1,000	24,000	-	25,000

Net loss for the year ended
December 31, 2011	-	-	-	(15,510)	(15,510)
Balance, December 31, 2011	8,800,000	8,800	115,200	(107,576)	16,424

Net loss for year ended
December 31, 2012	-	-	-	(47,900)	(47,900)
Balance, December 31, 2012	8,800,000	$8,800	$115,200	$(155,476)	$(31,476)

The accompanying notes are an integral part of these consolidated financial statements.

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on December 29,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(47,900)	$(15,510)	$(155,476)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	3,000
Impairment of intangible assets	-	-	25,000
Changes in operating assets and liabilities:
Refundable deposits	-	4,925	-
Accounts payable	29,761	2,031	32,010

Net Cash Used in Operating Activities	(18,139)	(8,554)	(95,466)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	25,000	96,000

Net Cash Provided by Financing Activities	-	25,000	96,000

NET INCREASE (DECREASE) IN CASH	(18,139)	16,446	534

CASH AT BEGINNING OF PERIOD	18,673	2,227	-

CASH AT END OF PERIOD	$534	$18,673	$534

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

Bnet Media Group, Inc.

FKA BnetEFactor, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Bnet Media Group, Inc. FKA BnetEFactor, Inc., (“The Company”), was incorporated in the state of Nevada on December 29, 2008 for the purpose of providing marketing services to companies and individuals. The Company is a development stage enterprise and has not yet realized any revenues from operations. The Company’s efforts, to date, have focused primarily on the development and implementation of our business plan.

On December 15, 2009 the Company entered into an agreement to acquire 100% of the issued and outstanding shares of capital stock of Quiet Star Entertainment, Inc., a Utah corporation (“Quiet Star”) making Quiet Star a wholly-owned subsidiary of the Company.  The Company accounted for this transaction as a purchase. Quiet Star had no tangible assets and no operations at the time of the acquisition, accordingly the Company recorded the value of the shares issued in the transaction as goodwill. The Company then impaired then goodwill in full due to the inability to establish the recoverability of the goodwill.

On September 27, 2012, the Company, by unanimous written consent of the Directors and the consent of Stockholders holding a majority of the issued and outstanding shares approved the amendment and restatement of the Articles of Incorporation, in their entirety, to change the name of the Company to BnetEFactor, Inc. and to increase the number of shares which the Company is authorized to issue to nine hundred million (900,000,000) shares, consisting of eight hundred million (800,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”) and (b) one hundred million (100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”) issuable in one or more series with such rights, preferences and privileges as determined by the Board of Directors.

On March 19, 2013, the Company changed its name to Bnet Media Group, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2012 and 2011 include the accounts of the Company and its subsidiaries, Quiet Star, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments, including cash and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- and $-0- during the years ended December 31, 2012 and 2011, respectively.

Revenue Recognition

The Company will determine its revenue recognition policies upon commencement of principle operations.

Bnet Media Group, Inc.

FKA BnetEFactor, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the consolidated financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s consolidated financial statements.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2012 and 2011, the Company had no dilutive common equivalent shares.

	For the Year ended December 31, 2012	For the Year ended December 31, 2011
Loss (numerator)	$ (47,900)	$ (15,510)
Shares (denominator)	8,800,000	8,609,973
Per share amount	$ (0.01)	$ (0.00)

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2012 and 2011, cash and cash equivalents include cash on hand and cash in the bank.

Concentration of Credit Risk

The Company maintains its operating cash balances in a commercial bank.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Stock-based compensation.

The Company has adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt regarding its ability to continue as a going concern.

Bnet Media Group, Inc.

FKA BnetEFactor, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 3 - GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - COMMON STOCK

The Company has 800,000,000 common shares authorized at par value of $0.001 and 8,800,000 shares issued and outstanding as of December 31, 2012.  The following is a list of all issuances of the Company’s common stock:

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

NOTE 5 – INCOME TAXES

Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Net operating loss carryover	$ 53,071	$ 36,785
Stock issued for services	(1,020)	(1,020)
Impairment expense	(8,500)	(8,500)
Valuation allowance	(43,551)	(27,265)
Net deferred tax asset	$ -)	$ -)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the periods ended December 31, 2012 and 2011.

At December 31, 2012, the Company had net operating loss carry forwards of approximately $156,092 that may be offset against future taxable income through 2032.  No tax benefit has been reported in the December 31, 2012, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Dismissal of Independent Registered Public Accounting Firm.

On March 13, 2013, Sadler, Gibb & Associates, L.L.C. resigned as the independent registered public accounting firm of the Company.  The resignation was accepted by the Board of Directors of the Company (the “Board”).

During the two most recent fiscal years and through the date of this report, there were no (1) disagreements with Sadler, Gibb & Associates, L.L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused Sadler, Gibb & Associates, L.L.C. to make reference in its reports on the Company’s financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Sadler, Gibb & Associates, L.L.C. on the financial statements of the Company, during the periods for the years ended December 31, 2010 through December 31, 2011, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about the Company’s ability to continue as a going concern.

Engagement of New Independent Registered Public Accounting Firm.

On March 13, 2013, the Board of Directors approved the appointment of MaloneBailey, LLP, as the independent registered public accounting firm of the Company.

During the Company’s two most recent fiscal years and the subsequent interim periods preceding MaloneBailey, LLP’s engagement, neither the Company nor anyone on behalf of the Company consulted with MaloneBailey, LLP regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and MaloneBailey, LLP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

Item 9A. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on our evaluation, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2012, our internal control over financial reporting, were not effective at the reasonable assurance level:

•  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•  We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. Reporting companies have been required to provide written documentation of key internal controls over financial reporting beginning with fiscal years ended on or after December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b)

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

As of March 31, 2012, our executive officers were as follows:

Executive officers and directors

Name	Age	Positions

Gerald E. Sklar	_74_	Chief Executive Officer, President and Chairman of the Board
Robert Nickolas Jones	_34_	Chief Financial Officer
Anthony E. Sklar	_41_	Chief Operating Officer, Chief Technology Officer and Director
David M. Young	_68_	Secretary and Director
Michael Wehrs	_45_	Director
Arnold James Sopczak	_49_	Director

All Directors of our Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.  Our Directors and executive officers, their ages, positions held, and duration as such, are as follows:

Gerald E. Sklar – Director, Chairman of the Board, President, and CEO.

Mr. Sklar has more than 50 years of management and financial expertise, and he has raised more than two hundred million dollars in financing for public and non-public companies. Mr. Sklar currently serves as the President, Chief Executive Officer (CEO) and Chairman of the Board of bNET Communications, Inc. – a content aggregator, internet broadcasting company and an accredited media organization that creates and distributes video content pertaining to new technology, primarily at corporate and consumer events, trade shows, and conferences. The company specializes in streaming live broadcasts of corporate annual meetings over the Internet for many large and small firms, streaming awards shows for various business sectors, and providing extensive conference coverage for a variety of fields, including mobile, healthcare, display, wireless, and other technologies. The company provides more than 2.5 million streams per month, and has a global audience exceeding 7 million. Since 2001, Mr. Sklar has also served as the President, CEO and Chairman of the Board of bNET Communications’ parent corporation, Winmax Trading Group, Inc. Mr. Sklar’s experience includes serving as an Officer and Director of American Benefits Group, Inc., a gem resource mining firm with operations in Madagascar (1997 – 2002); and a Director of Seaboard an officer and director of the Corporation.  Life Insurance Company, where he helped lead a merger team to acquire other insurance companies. Since 1989, Mr. Sklar has also been self-employed in the field of finance. Mr. Sklar holds a Bachelor of Arts Degree in Economics from the University of British Columbia in Vancouver, British Columbia, Canada. After graduation, he worked as an accountant and auditor for a Vancouver accounting firm from 1964 – 1970.

Anthony E. Sklar – Director, Chief Operating, and Chief Technology Officer.

Mr. Sklar has more than 10 years of experience in the management and technical areas of internet broadcasting. One of the pioneers of online video broadcasting, he currently serves as the Chief Operating Officer (COO) and Director of bNET Communications, Inc. – a content aggregator, internet broadcasting company and an accredited media organization that creates and distributes video content pertaining to new technology, primarily at corporate and consumer events, trade shows, and conferences. The company specializes in streaming live broadcasts of corporate annual meetings over the Internet for many large and small firms, streaming awards shows for various business sectors, and providing extensive conference coverage for a variety of fields, including mobile, healthcare, display, wireless, and other technologies. The company provides more than 2.5 million streams per month, and has a global audience exceeding 7 million. A founding member of bNET, Mr. Sklar is the lead anchor, managing editor and Director of Programming for the award-winning network. In his leadership role, Mr. Sklar has been instrumental in the growth of the company. As an accomplished anchor, Mr. Sklar has interviewed many heads of state, government officials, and organizational leaders from around the globe, as well as many corporate leaders, including Allan

Mulally, Ted Turner, and Anne Bouverot. Further, Mr. Sklar has more than 10 years of experience in the financial sector, beginning with on-the-ground-reporting at the NYSE, the NASDAQ and the NYMEX. Mr. Sklar has completed many courses in the financial services field, including financial planning, and the required CFA classes. His diverse educational background also includes studies in Biology, Life Sciences, Biotechnology and Anthropology.

Robert Nickolas Jones – Chief Financial Officer

Mr. Jones received a Bachelor of Arts degree in Economics from Brigham Young University in 2002, before attending Delta Connections Academy to become a professional airline pilot. After working as a pilot for Mesa Airlines, in 2007 Mr. Jones began working as an accounting consultant for J&J Consultants, LLC, in Farmington, Utah. During his time at J&J Consultants, Mr. Jones has provided accounting services for various private and public companies, as well as the SEC Edgarizing services for public companies. Mr. Jones is also currently serving as the CFO of AD Systems, Inc. He lives in Clearfield, Utah, and is working towards a Master’s Degree in Accounting at Weber State University.

David M. Young – Director, Secretary

Mr. Young has been a Director and Vice-President since June 2001.to Present of Eastern Asteria Inc., formally Winmax Trading Group, Inc. From July 1989 to May 2001, Mr. Young was a customer relations representative at American Benefits Group, Inc., a resource exploration company. From 1989 to 1998, Mr. Young was self-employed in the area of marketing. In 1985 Mr. Young founded Typetech Office Systems Major Distributor for Brothers Electronic Products and IBM Products. He has been was involved in the Oil Industry, with Production in Drayton Valley in the Province of Alberta. He attended the University of Calgary, Canada. He also had an Anthological Program on National Radio.  He is well remembered for his hockey skills playing hockey with the Edmonton Oilers when it was still a triple "A" Team.

Michael Wehrs – Director

Mr. Wehrs has extensive experience in the wireless industry, having held several key positions. Currently, he is the Chief Executive Officer (CEO) and President of Scanbuy – a global provider of mobile barcode solutions that use the camera phone to allow users to access product descriptions, coupons, contests, promotions and other information. The Company’s Cloud-based code management platform is used by numerous well-recognized brands, including the Olympics, Coca Cola, Staples, Home Depot, Panasonic, and HP. Since joining Scanbuy, Mr. Wehrs has secured 8 million dollars in funding, deployed two monetization strategies, doubled the size of the organization, closed 45 annual contracts to license the Scanlife platform, and substantially grown the revenues of the company. Most recently, Mr. Wehrs was the Global CEO and President of the Mobile Marketing Association (MMA). There, he directed all activities of the MMA and provided leadership for its 700 members, representing more than 40 countries worldwide, including aggregators, agencies, brands, carriers, and developers. Mr. Wehrs has also held executive management positions at Nuance Communications, Inc., Microsoft Corporation, AOL, & Ignition.

Arnold James Sopczak – Director

Mr. Sopczak after leaving high school in Edmonton Alberta Canada worked for 33 years in various positions at V.M.S Sales and Rentals, of Motor Homes and Campers, a family owned manufacturer  and lessor of custom built recreation vehicles, In 1989, Arnold cofounded K & F Rollshutters Mfg., (1989), LTD., a manufacturer of Rollshutters, located in Edmonton Alberta Canada. Mr. Sopczek has spent 33 years in the family business.

Family Relationships

Other that the father and son relationship between Gerald E. Sklar and Anthony E. Sklar, there are no other family relationships between any of the Company's directors or officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and promoters have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

The Company is not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics and Business Conduct

In 2012 we adopted a Code of Ethics and Business Conduct which applies to our officers, directors and employees.  The Code of Ethics and Business Conduct are written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and accountability for adherence to the code.  We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics and Business Conduct, by written request to, 122 West 26th Street, 5th Floor, New York, NY 10001, Attention: Corporate Secretary.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Gerald E. Sklar, at the address appearing on the first page of this filing.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as

"independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Company’s Chief Executive Officer and Chief Financial Officer review the Company's internal accounting controls, practices and policies.

Item 11. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year (3)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerald E. Sklar PRES (1)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Anthony Sklar CTO (2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Adriaan Reinders PRES (1)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Marion Freijsen COO (2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

R. Nickolas Jones CFO (3)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

David M. Young Sec (4)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Bradley Jones President (5)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Adriaan Reinders served as President from September 5, 2012 until Gerald E. Sklar became President of the Company on March 13, 2013.

(2)

Marion Freijsen served as Chief Operating Officer from September 5, 2012 until Anthony E. Sklar became COO of the Company on March 13, 2013.

(3)

R. Nickolas Jones became CFO on September 5, 2012.

(4)

David M. Young become Secretary on March 13, 2013.

(5)

Bradley Jones resigned as President of the Company on September 5, 2012.

Options/SAR Grants

Since inception we have not granted any stock options or stock appreciation rights to any of our Directors or executive officers.

Compensation of Directors

There are no arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of March 31, 2013, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current Directors and executive officers.  The shareholders have sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Gerald E. Sklar President and Director	3,893,500	44.24%

Common Stock	Anthony E. Sklar Chief Technology Officer and Director	3,893,500	44.24%

All officers and Directors as a Group (2 persons)		7,787,000	88.48%
(¹)	Based on 8,800,000 shares of our common stock outstanding as of March 31, 2013.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our Company.

Item 13. Certain relationships and related Transactions, and Director Independence

Proposed Acquisition of Assets of bNET Communications, Inc.

On November 30, 2012, we entered into an Asset Purchase Agreements (the “BNET Asset Purchase Agreement”) with bNET Communications, Inc., a Nevada corporation (“BNET”), pursuant to which we have agreed to purchase BNET’s digital media library in exchange for shares of our common stock.  The total number of shares of our Common Stock to be issued to BNET will be 3,100,000 shares. The closing is subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements (2) a report of the value of the BNET Assets established by the independent fair market valuation; (3) the Company’s principal shareholders submit 7,800,000 shares of the Company’s Common Stock for cancellation and exchange for a like number of shares of the Company’s Series A Preferred Stock; (4) the Company receives all approvals and clearance from all financial industry regulatory authority, state regulatory agencies  and/or Depository Trust Company with respect to a proposed the 16-for-1 forward stock split (the “Forward Split) of the of the Company’s common stock;  and (5) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and President and Anthony Sklar, our Chief Operating Officer and Chief Technology Officer. Both Gerald E. Sklar and Anthony E. Sklar each have beneficial ownership of 3,893,500 shares of our Common Stock, or collectively 7,787,000 shares or approximately 88.48% of the Company’s 8,800,000 outstanding shares of Common Stock. As result of their control position, our acquisition of the BNET assets cannot be deemed to be an arms-length transaction.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by Directors.  In connection with the approval of the transactions described above, our Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Directors will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

The Company’s Directors are not independent as the Company is not required to maintain independent Directors at this time.  Furthermore, the Over-The-Counter Bulletin Board, where the Company quotes its common stock does not require that quoted companies maintain independent Directors.  The Company will seek to appoint independent Directors, if and when it is required to do so.

Item 14. Principal Accounting Fees and Services

The firm Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) served as our independent registered accounting firm in 2011 and 2010. During 2013 and for the 2012 audit we dismissed Sadler Gibb as our independent registered public accounting firm. The decision to dismiss Sadler Gibb was approved by our board of directors on March 13, 2013 and we notified Sadler Gibb of their dismissal on March 13, 2013. On March 13, 2013, we engaged, MaloneBailey, LLP (“MaloneBailey”) to serve as our independent registered public accounting firm for the years ending December 31, 2012.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2012 and 2011.

	2012	2011
Audit Fees	$19,000	$5,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$19,000	$5,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the Board of Directors.

Part IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Articles of Incorporation (2)
3.4	Amended Bylaws (2)
10.1	Asset Purchase Agreement between bNET Communications, Inc. and BnetEFactor, Inc. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 16, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2012.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 3, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Drilling, Inc.

April 11, 2013	By: /s/ Gerald E. Sklar
Gerald E. Sklar, Chief Executive Officer and Principal Executive Officer

April 11, 2013	By: /s/ R. Nickolas Jones
R. Nickolas Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Gerald E. Sklar Gerald E. Sklar	Director, Chairman	April 11, 2013

/s/ Anthony E. Sklar Anthony E. Sklar	Director	April 11, 2013

/s/ Michael Wehrs Michael Wehrs	Director	April 11, 2013

/s/ David M. Young David M. Young	Director	April 11, 2013

/s/ Arnold James Sopczak Arnold James Sopczak	Director	April 11, 2013