Form 10-Q
period 2013-03-31
Bnet Media Group, Inc.
filed 2013-05-01
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2013

Commission File No.  333-178000

Bnet Media Group, Inc.

 (Exact name of Registrant as specified in its charter)

Nevada	30-0523156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 West 26th Street, 5th Floor, New York, NY 10001

 (Address of principal executive offices, Zip Code)

1 (917) 720-3541

 (Registrant’s telephone number, including area code)

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

As of April 22, 2013, the Registrant had 8,800,000 shares of its $0.001 par value Common Stock outstanding.

i

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	2
Condensed consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and from inception on December 29, 2008 through March 31, 2013	3
Condensed consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and from inception on December 29, 2008 through March 31, 2013	4
Notes to the Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosures
Item 5. Other Information	10
Item 6. Exhibits	11

ii

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$534	$534

Total Current Assets	534	534

TOTAL ASSETS	$534	$534

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$44,917	$32,010
Accounts payable - related parties	4,000	-

Total Current Liabilities	48,917	32,010

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 8,800,000 and 8,800,000 shares
issued and outstanding, respectively	8,800	8,800
Additional paid-in capital	115,200	115,200
Deficit accumulated during the development stage	(172,383)	(155,476)

Total Stockholders' Deficit	(48,383)	(31,476)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$534	$534

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception of
			the Development
			Stage on December
	For the Three Months Ended		29, 2008 Through
	March 31,		March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Impairment of intangible assets	-	-	25,000
Professional fees	16,205	9,016	131,046
General and administrative	702	1,851	16,337

Total Operating Expenses	16,907	10,867	172,383

LOSS FROM OPERATIONS	(16,907)	(10,867)	(172,383)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(16,907)	$(10,867)	$(172,383)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	8,800,000	8,800,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on December 29,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,907)	$(10,867)	$(172,383)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	3,000
Impairment of intangible assets	-	-	25,000
Changes in operating assets and liabilities:
Refundable deposits	-	-	-
Accounts payable	12,907	896	44,917
Accounts payable - related parties	4,000	6,516	4,000

Net Cash Used in Operating Activities	-	(3,455)	(95,466)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	96,000

Net Cash Provided by Financing Activities	-	-	96,000

NET INCREASE (DECREASE) IN CASH	-	(3,455)	534

CASH AT BEGINNING OF PERIOD	534	18,673	-

CASH AT END OF PERIOD	$534	$15,218	$534

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	25,000

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.

(fka BnetEFactor, Inc.)

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013 and December 31, 2012

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2012 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Bnet Media Group, Inc.

(fka BnetEFactor, Inc.)

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013 and December 31, 2012

NOTE 4- RELATED PARTY

As of March 31, 2013, the Company is indebted to a related party for the amount of $4,000. This amount is unsecured, non-interest bearing, and due on demand.

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

A.

Results of Operations

For the three months ended March 31, 2013 and 2012

The Company has not conducted any active operations for the years periods ended March 31, 2013 and 2012 except for its efforts to execute its business online publishing and to  locate suitable acquisition candidates. No revenue has been generated by the Company for the periods ending March 31, 2013 and 2012. It is unlikely the Company will have any revenues unless it is able to complete the transactions contemplated by the Acquisition  Agreement with bNET Communications, Inc. or, alternatively, effect an acquisition or merger with another operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the rest of 2013 shall be to consummate the transactions contemplated by the Acquisition Agreement.

Our operating expenses for three months ended March 31, 2013 were $16,907 compared to $10,867 in 2012, an increase of $6,040.  The primary component of operating expenses during the three months ended March 31, 2013 was professional fees of $16,205. This compares to professional fees of $9,016 during 2012. In 2013 professional fees were higher by approximately $7,189 due to legal and accounting expenses incurred in connection with the Company’s filings with the SEC.

Our net loss for the three months ended March 31, 2013 was $16,907, compared to a net loss of $10,867 in 2012. This translates to a loss per share of $0.00 in both periods.

B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

During the next 12 months we anticipate incurring costs related to filing of our quarterly, annual and other reports under the Securities Exchange Act of 1934, including legal, accounting and filing fees.  Our operating expenses associated with maintaining our status as a public company and undertaking efforts are estimated at $30,000 annually. We do not believe that we will be able to meet these costs with our current cash on hand and will initially seek loans from our management and, if necessary attempt to obtain debt or equity funding in order to maintain operations.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2013 and 2012

We used $-0-, of cash for operating activities during the period ended March 31, 2013 compared to $3,455 during 2012. The cash was used to pay our operating expenses.

Financing Activities

We received $-0- of cash from financing activities during the three months ended March 31, 2013 compared with $-0- during the three months ended March 31, 2012. This left us with cash of $534, as of March 31, 2013.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations. As of March 31, 2013 our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2013.  Unless we are able to obtain the loans from our management we will need to raise additional capital through a debt or equity financing, to meet our general cash flow requirements.  There are no assurances, however, that we will be able raise the necessary additional capital.

Our independent auditors have qualified their opinion for the year ended December 31, 2012 and 2011 to indicate that substantial doubt exists regarding our ability to continue as a going concern. If we are unable to commence revenue producing activities during the next 12 months we may be required to raise additional operating capital through loans from our management or the sale of our common stock.

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

ITEM 4.

CONTROLS AND PROCEDURES

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective.  Each of the factors identified in the 10-K filed with the Securities and Exchange Commission on April 12, 2013 have remained unresolved and have been considered to be material weaknesses in our controls.

Changes in Internal Controls over Financial Reporting.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on our evaluation, management has identified the following material weaknesses that have caused management to conclude that, as of March 31, 2013, our internal control over financial reporting, were not effective at the reasonable assurance level:

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Articles of Incorporation (2)
3.4	Amended Bylaws (2)
3.5	Certificate of Amendment to Articles of Incorporation (3)
10.1	Asset Purchase Agreement between bNET Communications, Inc. and BnetEFactor, Inc. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 16, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2012.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNET MEDIA GROUP, INC.
Dated: April 30, 2013	/s/ Gerald E. Sklar
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer

Dated: April 30, 2013	/s/ Robert Nickolas Jones
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer