Form 10-Q
period 2013-06-30
Bnet Media Group, Inc.
filed 2013-08-19
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2013

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

N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value.	16,208,000 shares outstanding as of August 16, 2013
Class A 2013 Multiple Voting Preferred Stock $0.001

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed consolidated Balance Sheets as of June 10, 2013 and December 31, 2012	4
Condensed consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and from inception on December 29, 2008 through June 30, 2013	5
Condensed consolidated Statements of Cash Flows for the six months ended June 30, 2013 and from inception on December 29, 2008 through June 30, 2013	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures
Item 5. Other Information	13
Item 6. Exhibits	14

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS

Cash	$534	$534

Total Current Assets	534	534

TOTAL ASSETS	$534	$534

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$36,887	$32,010
Accounts payable - related parties	26,104	-

Total Current Liabilities	62,991	32,010

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 100,000,000 shares
Authorized
-----Series A Preferred, 20,000,000 shares authorized;
7,787,000 and -0-issued and outstanding, respectively	7,787	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 16,208,000 and 140,800,000 shares
issued and outstanding, respectively	16,208	140,800
Additional paid-in capital	107,792	(16,800)
Deficit accumulated during the development stage	(194,244)	(155,476)

Total Stockholders' Deficit	(62,457)	(31,476)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$534	$534

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

					From Inception of
					the Development
					Stage on December
	For the Three Months Ended		For the Six Months Ended		29, 2008 Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Impairment of intangible assets	-	-	-	-	25,000
Professional fees	16,205	8,051	35,376	17,067	150,217
General and administrative	702	790	3,392	2,641	19,027

Total Operating Expenses	16,907	8,841	38,768	19,708	194,244

LOSS FROM OPERATIONS	(16,907)	(8,841)	(38,768)	(19,708)	(194,244)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(16,907)	$(8,841)	$(38,768)	$(19,708)	$(194,244)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,208,000	140,800,000	16,208,000	140,800,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on December 29,
	For the Six Months Ended		2008 Through
	June 30,		June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(38,768)	$(19,708)	$(194,244)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	3,000
Impairment of intangible assets	-	-	25,000
Changes in operating assets and liabilities:
Refundable deposits	-	-	-
Accounts payable	4,877	(55)	36,887
Accounts payable - related parties	26,104	13,567	26,104

Net Cash Used in Operating Activities	(7,787)	(6,196)	(103,253)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred stock issued for cash	7,787	-	7,787
Common stock issued for cash	-	-	96,000

Net Cash Provided by Financing Activities	7,787	-	103,787

NET INCREASE (DECREASE) IN CASH	-	(6,196)	534

CASH AT BEGINNING OF PERIOD	534	18,673	-

CASH AT END OF PERIOD	$534	$12,477	$534

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	$25,000
Cancellation of common stock	124,592		124,592
The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.

(fka BnetEFactor, Inc.)

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2012 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 3- RELATED PARTY

As of June 30, 2013, the Company is indebted to a related party for the amount of $26,104. This amount is unsecured, non-interest bearing, and due on demand.

NOTE 5- STOCKHOLDERS EQUITY

On June 6, 2013, the Company, by unanimous written consent of the Directors and the consent of the Stockholders holding a majority of the issued and outstanding shares of Common Stock, authorized to a 1-for-16 forward split of the outstanding common stock so that for every 1 share of common stock held beneficially or of record by a Stockholder, that Stockholder is entitled to receive 15 additional shares of Common Stock as a deemed dividend (the “Forward Split”). As of the date of the approval, the Company had 8,800,000 shares of Common Stock issued and outstanding.  After giving effect to the Forward Split the Company will have 140,800,000 shares of Common Stock issued and outstanding. June 6, 2013 shall be the record date (the “Record Date”) for determining beneficially Stockholders and the payment date for the Forward Split shall be determined by the Directors of the Company and/or not less than 30 days following the filing and acceptance of the appropriate certificate with the Secretary of State of the State of Nevada The Forward Split shall be paid by issuing an additional fifteen (15) shares of common stock for every one share of the Company’s Common Stock held by a shareholder and the Forward Split shall have no effect on the authorized shares of Common Stock of the Company.

On June 6, 2013, the Company created the Class of Series A Preferred Stock (the “Series A Preferred”). The key rights and preferences associated with the Series A Preferred Stock are summarized below:

1.

Number in Class. The Series A Preferred shall consist of 20,000,000 shares, $0.001 par value per share.

2.

Dividend Rights. In each calendar year, the holders of the then outstanding Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board, out of any funds and assets of the Company legally available therefore, noncumulative dividends in an amount equal to any dividends or other Distribution on the Common Stock in such calendar year (other than a Common Stock Dividend).

Bnet Media Group, Inc.

(fka BnetEFactor, Inc.)

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

NOTE 5- STOCKHOLDERS EQUITY (Continued)

3.

Participation Rights. Dividends shall be declared pro rata on the Common Stock and the Series A Preferred Stock on a pari passu basis according to the number of votes per share entitled to be voted by such holders at the time of such dividend.

4.

Non Cash Dividends. Whenever a dividend or Distribution shall be payable in property other than cash (other than a Common Stock Dividend), the value of such dividend or Distribution shall be deemed to be the fair market value of such property as determined in good faith by the Board.

5.

Liquidation Rights.  In the event of any liquidation, dissolution or winding up of the Company; whether voluntary or involuntary, the funds and assets of the Company that may be legally distributed to the Company’s shareholders, first to the holders of each share of Series A Preferred Stock then outstanding and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any available funds and assets on any shares of Common Stock or subsequent series of preferred stock.

6.

Redemption.  The Company shall not have any redemption rights relating to the Series A Preferred Stock.

7.

Voting Provisions.  Each share of Series A Preferred Stock shall be entitled to sixteen (16) votes on any matter properly brought before the Company’s shareholders for a vote.

On June 13, 2013, the Company entered into a Share Exchange Agreement by and among the Company and Gerald E. Sklar and Anthony E. Sklar (collectively the “Shareholders”). The Shareholders are both officers and directors of the Company and also the beneficial owners of approximately 86% of the Company’s common stock, par value $0.001 per share (the “Common Stock”).  Under the terms of the Share Exchange Agreement, the Shareholders agreed to exchange 124,592,000 shares of the Company’s Common Stock and tender $7,787 in consideration for 7,787,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”). The exchange is based on one (1) share of Series A Preferred for every sixteen (16) shares of Common Stock exchanged. No gain or loss was recognized on this exchange and the entire transaction was recognized in equity.

On June 19, 2013, the Company’s board of directors authorized the Company to reserve up to 10,500,000 shares of its common stock, par value $0.001 per share, for issuance pursuant to the terms and conditions set forth in the Company’s 2013 Non-Qualified Stock Option and Award Plan (the “Plan”), under which options to acquire stock of the Company or bonus stock may be granted from time to time to employees, including of officers and directors of the Company and/or its subsidiaries. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire stock of the Company or bonus stock may from time to time be granted under the Plan to other individuals who contribute to the success of the Company or its subsidiaries but who are not employees of the Company. All options to acquire stock issued under the Plan are exercisable at $0.10 share.  The Plan became effective immediately on adoption by the board of directors and the consent of those shareholders holding a majority of the Company’s outstanding voting securities.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This report may contain “forward-looking statements with respect to our financial condition and results of operations, our business of content aggregation and digital publishing, and that industry in general. The words, phrases, statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” "estimate" "continuing" "ongoing" "expect" “will,” “would be”, “may allow”, “intends to”, “may likely”, “are expected to”, “may continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements”. With respect to our financial condition and results of operations there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph. Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Bnet Media Group, Inc. and its subsidiaries. In addition, unless the context otherwise requires and for the purposes of this report only:

Company Overview

We are a Nevada corporation incorporated on December 29, 2008. We are considered a publishing company and we operate our business through our wholly-owned subsidiary, Quiet Star Entertainment, Inc., a Utah corporation formed on December 2, 2009.  The main purpose of the Company was fourfold.

•

Find authors seeking publishers to publish their books;

•

Provide editorial services to authors to have their books edited and made ready for publication;

•

Print and distribute the books to major bookstore chains, independent stores, and to sell them electronically; and

•

Fourth, advertise the books to the general public via various means.

In September 2012, Bradley R. Jones, our former President and a controlling shareholder, sold a controlling interest in the Company to Gerald E. Sklar and Anthony Sklar, the principal shareholders of Bnet Communications, Inc., and certain other persons. Following the change in control, the Company changed in name to BnetEFactor, Inc. and increased the authorized capital of the Company.

On November 30, 2012, we entered into an Asset Purchase Agreements (the “bNET Asset Purchase Agreement”) with bNET Communications, Inc., a Nevada corporation (“bNET”).  bNET’s assets include a digital media library consisting of thousands of recorded conference programs and interviews.  bNET also provides professional video and media content over IP based networks for emerging technology companies and individuals interested in those companies. bNET is principally controlled by Gerald E. Sklar, our Chairman and CEO and Anthony Sklar, our Chief Technology Officer and Chief Operating Officer. The bNet Asset Purchase Agreement provides for us to purchase bNET’s digital media library in exchange for shares of our common stock.  The total number of shares of our Common Stock to be issued to bNET will be 3,100,000 shares, however, the closing is subject to a number of conditions, which as of the date of the report, have not been satisfied.

Since entering into the bNET Asset Purchase Agreement we have:

•

Changed our name to Bnet Media Group, Inc.;

•

Enacted a 1-for-16 forward split of the our outstanding common stock;

•

Authorized a class of 20,000,000 shares of Series A Preferred Stock;

•

Entered into a share exchange agreement with our controlling shareholders, Gerald E. Sklar and E. Sklar (collectively the “Shareholders”), wherein the Shareholders exchanged 124,592,000 shares of the our Common Stock and other consideration valued at $7,787.00 in exchange for 7,787,000 shares of the of our Series A Preferred Stock; and

•

Reserved 10,500,000 shares of our Common Stock for issuance pursuant to our 2013 Non-Qualified Stock Option and Award Plan.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

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

Results of Operations

For the three and six months ended June 30, 2013 and 2012

Revenues

We have had no revenues in either of the three and six month periods ended June 30, 2013 and 2012. It is unlikely we will have any revenues unless we are able to complete the transaction contemplated by the bNET Asset Purchase Agreement, of which there can be no assurance that transaction will be completed.

Total Operating Expenses and Total Other Income (Expenses)

Since our inception business activities have been specifically associated with our efforts to execute on our online publishing and those generally attributed to starting a new business venture. Our operating expenses for three and six month periods ended June 30, 2013 were $16,907 and $38,768 compared to $8,841 and $19,708 for the same periods ended June 30, 2012.  The primary component of operating expenses during all of the respective periods are professional fees due to legal and accounting expenses incurred in connection with meeting our financial and reporting obligations associated with the reports and other filings we make with the Securities and Exchange Commission.

Our net loss for the three and six month periods ended June 30, 2013 was $16,907 and $38,768, respectively, compared to a net loss of $8,841 and $19,708 for the same periods in 2012. This translates to a loss per share of $(0.00) in all periods, based on a weighted average number of common shares outstanding of 16,208,000 for the three and six months ended June 30, 2013, and 140,800,000 for the three and six months ended June 30, 2012..

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At June 30, 2013 we had a working capital deficit of $62,457, as compared to a working capital deficit of $31,476 at December 31, 2012.  At both June 30, 2013 and December 31, 2012, we had current assets consisting solely of cash of $534.  At June 30, 2013, we had current liabilities of $62,991 as compared to $32,010 at December 31, 2012.  At June 30, 2013, we had a total accumulated deficit since inception of $194,244.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of June 30, 2013, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2013. Currently we are rely on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. However, it is unlikely that we will be able raise additional capital until we complete the acquisition of the bNET assets.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2012 and 2011 to indicate that substantial doubt exists regarding our ability to continue as a going concern. .  If we are not able to raise capital as necessary, it is possible we will be unable to the bNET Asset Purchase Agreement that will provide operating revenues to us.

Cash Flows

For the six months ended June 30, 2013, net cash used by operating activities was $7,787, due to a reduction in accounts payable to related parties. The reduction in the accounts payable related party was a result of a portion of the consideration for the Series A Preferred shares issued to our controlling shareholders, Gerald E. Sklar and Anthony E. Sklar. The foregoing transaction caused net cash provided by financing activities of $7,787.

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

Evaluation of Disclosure and Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently ineffective.  Each of the factors identified in the 10-K filed with the Securities and Exchange Commission on April 12, 2013 have remained unresolved and have been considered to be material weaknesses in our controls.

Changes in Internal Controls over Financial Reporting.

There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10-K filed with the Securities and Exchange Commission on April 12, 2013, continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Share Exchange Agreement we issued an aggregate of 7,787,000 shares of our Series A Preferred Stock to Gerald E. Sklar and Ms. Anthony E. Sklar, officers and directors of the Company. Pursuant to the terms of the Share Exchange Agreement, Gerald E. Sklar and Anthony E. Sklar exchanged an aggregate of 124,592,000 shares of our common stock, representing approximately 86% of the outstanding common stock and other consideration valued at $7,787.00 for the 7,787,000 shares of our Series A Preferred Stock.  Based on the representation and warranties provided by Gerald E. Sklar and Anthony E. Sklar in the Share Exchange Agreement, the transaction is deemed by us to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact both Gerald E. Sklar and Anthony E. Sklar are affiliates and are familiar with our operations.

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.

OTHER INFORMATION

On June 19, 2013, our board of authorized us to reserve up to 10,500,000 shares of our common stock, par value $0.001 per share, for issuance pursuant to the terms and conditions set forth in our 2013 Non-Qualified Stock Option and Award Plan (the “Plan”), under which options to acquire our stock or bonus stock may be granted from time to time to employees, including our officers and directors or Bnet or our subsidiaries, if applicable. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire of stock or bonus stock may from time to time be granted under the Plan to other individuals who contribute to our but who are not our employees. All options to acquire stock issued under the Plan are exercisable at $0.10 share.  The Plan became effective immediately on adoption by the board of directors. However, the Plan will be submitted for approval by our shareholders who are entitled to vote on such matters at a duly held shareholders' meeting or approved by the unanimous written consent of the holders of our issued and outstanding voting securities. If the Plan is presented at a shareholders' meeting, it shall be approved by the affirmative vote of the holders of a majority of the issued and outstanding voting stock in attendance, in person or by proxy, at such meeting. Notwithstanding the foregoing, the Plan may be approved by the shareholders in any other manner not inconsistent with the our articles of incorporation and bylaws, the applicable provisions of state corporate laws, and the applicable provisions of the Code and regulations adopted thereunder.

None of our officers or directors have been issued options under the Plan.

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Articles of Incorporation (2)(3)
3.4	Amended Bylaws (2)
3.5	Certificate of Amendment to Articles of Incorporation (3)
3.6	Certificate of Amendment to Articles of Incorporation (4)
3.7	Certificate of Change Pursuant to NRS 78.209 (4)
3.8	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions for the Series A Preferred Stock (4)
10.1	Asset Purchase Agreement between bNET Communications, Inc. and BnetEFactor, Inc. (3)
10.2	Share Exchange Agreement between Bnet Media Group, Inc. and Gerald E. Sklar and Anthony E. Sklar, dated June 13, 2013 (5)
10.3	Bnet Media Group, Inc. 2013 Non-Qualified Stock Option and Award Plan (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 16, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2012.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2013.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 12, 2013.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2013.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNET MEDIA GROUP, INC. /s/ Gerald E. Sklar
Dated: August 19, 2013
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer
/s/ Robert Nickolas Jones
Dated: August 19, 2013
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer