Form 10-Q
period 2013-09-30
Bnet Media Group, Inc.
filed 2013-11-18
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value.	16,208,000 shares outstanding as of November 8, 2013
Class A 2013 Multiple Voting Preferred Stock $0.001
7,787,000 shares outstanding as of November 8, 2013

i

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed consolidated Balance Sheets as of September 10, 2013 and December 31, 2012	2

Condensed consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and from inception on December 29, 2008 through September 30, 2013	3

Condensed consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and from inception on December 29, 2008 through September 30, 2013	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	14

Item 4. Mine Safety Disclosures	14

Item 5. Other Information	14

Item 6. Exhibits	15

ii

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS

Cash	$506	$534

TOTAL ASSETS	$506	$534

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$37,229	$32,010
Accounts payable - related parties	37,632	-

Total Current Liabilities	74,861	32,010

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 100,000,000 shares authorized, 7,787,000 and no shares
issued and outstanding, respectively	7,787	-
Preferred stock series B: $0.001 par value, 20,000,000 shares authorized, and no shares
issued and outstanding, respectively	-	-
Preferred stock series C: $0.001 par value, 20,000,000 shares authorized, and no shares
issued and outstanding, respectively	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares authorized, and no shares
issued and outstanding, respectively	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 16,208,000 and 140,800,000 shares
issued and outstanding, respectively	16,208	140,800
Additional paid-in capital	107,792	(16,800)
Deficit accumulated during the development stage	(206,142)	(155,476)

Total Stockholders' Deficit	(74,355)	(31,476)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$506	$534

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

					From Inception of
					the Development
					Stage on December
	For the Three Months Ended		For the Nine Months Ended		29, 2008 Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Impairment of intangible assets					25,000
Professional fees	11,842	9,692	47,218	26,759	162,059
General and administrative	56	550	3,448	3,191	19,083

Total Operating Expenses	11,898	10,242	50,666	29,950	206,142

LOSS FROM OPERATIONS	(11,898)	(10,242)	(50,666)	(29,950)	(206,142)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(11,898)	$(10,242)	$(50,666)	$(29,950)	$(206,142)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,208,000	140,800,000	87,859,810	140,800,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
(FKA BnetEFactor, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on December 29,
	For the Nine Months Ended		2008 Through
	September 30,		September 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(50,666)	$(29,950)	$(206,142)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services			3,000
Impairment of intangible assets			25,000
Changes in operating assets and liabilities:
Refundable deposits		-	-
Accounts payable	5,219	(55)	37,229
Accounts payable - related parties	37,632	20,259	37,632

Net Cash Used in Operating Activities	(7,815)	(9,746)	(103,281)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred stock issued for cash	7,787	-	7,787
Common stock issued for cash	-	-	96,000

Net Cash Provided by Financing Activities	7,787	-	103,787

NET INCREASE (DECREASE) IN CASH	(28)	(9,746)	506

CASH AT BEGINNING OF PERIOD	534	18,673	-

CASH AT END OF PERIOD	$506	$8,927	$506

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	$25,000
Cancellation of common stock	$124,592	$-	$124,592

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.

(fka BnetEFactor, Inc.)

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2012 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 3- RELATED PARTY

As of September 30, 2013, the Company is indebted to a related party for the amount of $37,632. This amount is unsecured, non-interest bearing, and due on demand.

Bnet Media Group, Inc.

(fka BnetEFactor, Inc.)

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

NOTE 4- STOCKHOLDERS EQUITY

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

On June 6, 2013, the Company, by unanimous written consent of the Directors and the consent of the Stockholders holding a majority of the issued and outstanding shares of Common Stock, approved the creation of the Class of Series A Preferred Stock (the “Series A Preferred”). The key rights and preferences associated with the Series A Preferred Stock are summarized below:

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

September 30, 2013 and December 31, 2012

NOTE 5- STOCKHOLDERS EQUITY (CONTINUED)

Voting Provisions.  Each share of Series A Preferred Stock shall be entitled to sixteen (16) votes on any matter properly brought before the Company’s shareholders for a vote.

On June 19, 2013, the Company’s board of directors authorized the Company to reserve up to 10,500,000 shares of its common stock, par value $0.001 per share, for issuance pursuant to the terms and conditions set forth in the Company’s 2013 Non-Qualified Stock Option and Award Plan (the “Plan”), under which options to acquire stock of the Company or bonus stock may be granted from time to time to employees, including of officers and directors of the Company and/or its subsidiaries. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire stock of the Company or bonus stock may from time to time be granted under the Plan to other individuals who contribute to the success of the Company or its subsidiaries but who are not employees of the Company. All options to acquire stock issued under the Plan are exercisable at $0.10 share.  The Plan became effective immediately on adoption by the board of directors. However, the Plan will be submitted for approval by those shareholders of the Company who are entitled to vote on such matters at a duly held shareholders' meeting or approved by the unanimous written consent of the holders of the issued and outstanding Stock of the Company. If the Plan is presented at a shareholders' meeting, it shall be approved by the affirmative vote of the holders of a majority of the issued and outstanding voting stock in attendance, in person or by proxy, at such meeting. Notwithstanding the foregoing, the Plan may be approved by the shareholders in any other manner not inconsistent with the Company's articles of incorporation and bylaws, the applicable provisions of state corporate laws, and the applicable provisions of the Code and regulations adopted thereunder.

On August 28, 2013, the Company, by unanimous written consent of the Directors and the consent of the Stockholders holding a majority of the issued and outstanding shares of Common Stock, approved the creation of the Class of Series B, C and D Preferred Stock (the “Series A Preferred”). The key rights and preferences associated with the Series B, C, and D Preferred Stock are summarized below:

Number in Class. The Series B, C and D Preferred shall each consist of 20,000,000 shares, $0.001 par value per share.

Dividend Rights. In each calendar year, the holders of the then outstanding Series B, C, and D Preferred Stock shall be entitled to receive, when, as and if declared by the Board, out of any funds and assets of the Company legally available therefore, noncumulative dividends in an amount equal to any dividends or other Distribution on the Common Stock in such calendar year (other than a Common Stock Dividend).

Conversion Rights. The shares of the Series B, C, and D Preferred Stock are convertible into any other securities of the Company.

Bnet Media Group, Inc.

(fka BnetEFactor, Inc.)

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

NOTE 5- STOCKHOLDERS EQUITY (CONTINUED)

Liquidation Rights. In the event of any voluntary or involuntary liquidation (whether complete or partial), dissolution, or winding up of the Corporation, the holders of the 2013 Series B, C, and D Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus, or earnings, dollar value invested per share plus all unpaid dividends previously accrued thereon, to the date of final distribution.  No distribution shall be made on any common stock or other series of preferred stock of the Corporation by reason of any voluntary or involuntary liquidation (whether complete or partial), dissolution, or winding up of the Corporation unless each holder of any Series B, C or D Preferred Stock shall have received all amounts to which such holder shall be entitled.

Redemption. Subject to the requirements and limitations of the corporation laws of the state of Nevada, the Company shall have the voluntary right to redeem up to 100 percent (100%) of the shares of the Series B, C, and D Preferred Stock outstanding at any time from the date of issuance pursuant to written notice of redemption given to the holders thereof on not less than 30 days, or at any time agreed upon specifying the date. Series B, C, and D Preferred Stock shall be redeemed (the "Redemption Date"). The redemption price for each share of Series B, C, and D Preferred Stock outstanding shall be at the invested amount per share plus any unpaid dividends, if applicable, on such share as of the Redemption Date (the "Redemption Price").  The Redemption Price shall be paid in cash.

Voting Provisions.  The holders of the 2013 Series B, C, and D Preferred Stock shall be entitled to one (1) vote per shares of the Series B, C, and D Preferred Stock and to vote with the Common Stock of the Corporation on all matters submitted to a vote of Common Stockholders for all purposes. Except as otherwise provided herein or by the laws of the State of Nevada, the holders of the Series B, C, and D Preferred Stock and Common Stockholders shall vote together as one class on all matters submitted to shareholder vote of the Corporation.  So long as all or any shares of the Series B, C, and D Preferred Stock remain outstanding, without the approval of at least fifty-one percent (51%) of all outstanding shares of the Preferred Stock, voting separately as a single class, the Corporation shall not (i) authorize or issue any shares, or securities convertible into shares having preference over the 2013 Series A Preferred Stock with respect to the payment of dividends or rights upon dissolution, liquidation, winding up of the Corporation, or distribution of assets; (ii) sell, lease or convey (other than by mortgage) all or substantially all of the property or business of the Corporation, (iii) enter into any debenture, note or other debt instrument that would take priority to the liquidation preference of the Preferred Series A Preferred Stock or otherwise encumber the Company's fixed assets and/or intellectual property, other than in the ordinary course of business (e.g., receivables financing, equipment leases, revolving line of credit, etc), and (iv) increase the number of shares of authorized  Preferred Stock nor amend, alter, or repeal any of the provisions of its Certificate of Incorporation in any manner which materially adversely affects the preferences, privileges, restrictions or other rights of the  Series A Preferred Stock.

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

•

Reserved 10,500,000 shares of our Common Stock for issuance pursuant to our 2013 Non-Qualified Stock Option and Award Plan.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Results of Operations

For the three and nine months ended September 30, 2013 and 2012

Revenues

We have had no revenues in either of the three and nine month periods ended September 30, 2013 and 2012. It is unlikely we will have any revenues unless we are able to complete the transaction contemplated by the bNET Asset Purchase Agreement, of which there can be no assurance that transaction will be completed.

Total Operating Expenses and Total Other Income (Expenses)

Since our inception business activities have been specifically associated with our efforts to execute on our online publishing and those generally attributed to starting a new business venture. Our operating expenses for three and nine month periods ended September 30, 2013 were $11,898 and $50,666 compared to $10,242 and $29,950 for the same periods ended September 30, 2012.  The primary component of operating expenses during all of the respective periods are professional fees due to legal and accounting expenses incurred in connection with meeting our financial and reporting obligations associated with the reports and other filings we make with the Securities and Exchange Commission.

Our net loss for the three and nine month periods ended September 30, 2013 was $11,898 and $50,666, respectively, compared to a net loss of $10,242 and $29,950 for the same periods in 2012. This translates to a loss per share of $(0.00) in all periods, based on a weighted average number of common shares outstanding of 140,800,000.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At September 30, 2013 we had a working capital deficit of $74,355, as compared to a working capital deficit of $31,476 at December 31, 2012.  At September 30, 2013 and December 31, 2012, we had current assets consisting solely of cash of $506 and $534 respectively.  At September 30, 2013, we had current liabilities of $74,861 as compared to 32,010 at December 31, 2012.  At September 30, 2013, we had a total accumulated deficit since inception of $206,142.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of September 30, 2013, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2013. Currently we are rely on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. However, it is unlikely that we will be able raise additional capital until we complete the acquisition of the bNET assets.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2012 and 2011 to indicate that substantial doubt exists regarding our ability to continue as a going concern. .  If we are not able to raise capital as necessary, it is possible we will be unable to the bNET Asset Purchase Agreement that will provide operating revenues to us.

Cash Flows

For the nine months ended September 30, 2013, net cash used by operating activities was $7,815, attributed to the a reduction in accounts payable to related parties. The reduction in the accounts payable related party was a portion of the consideration for the Series A Preferred shares issued to our controlling shareholders, Gerald E. Sklar and Anthony E. Sklar. The foregoing transaction caused net cash provided by financing activities of $7,787.

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

BNET MEDIA GROUP, INC.
Dated: November 18, 2013	/s/ Gerald E. Sklar
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer

Dated: November 18, 2013	/s/ Robert Nickolas Jones
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer