Form 10-K
period 2013-12-31
Bnet Media Group, Inc.
filed 2014-03-21
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

þ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X] No [  ]

The issuer's revenues for the most recent fiscal year ended December 31, 2013 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of December 31, 2013.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: The issuer had

16,208,000 shares of common stock issued and outstanding as of March 18, 2014.

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

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

Part I

Item 1. Business	4
7
Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments	9

Item 2. Properties	9

Item 3. Legal Proceedings	9

Item 4. Mine Safety Disclosures	9

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

OTHER PERTINENT INFORMATION

References in this Form 10-K, unless another date is stated, are to December 31, 2013. As used herein, the “Company,” “Horizontal Marketing Corp.,” “BnetEFactor, Inc.,” “Bnet Media Group, Inc.,” “we,” “us,” “our” and words of similar meaning all refer to Bnet Media Group, Inc.

ITEM 1. Business

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

.

On August 30, 2013, Anthony E. Sklar and Gerald E. Sklar each acquired 1,400,000 shares of Horizontal Marketing Corp. from a third party.

On September 4, 2013, Bradley R. Jones, the former President and controlling shareholder of Horizontal Marketing Corp., entered into a Stock Purchase Agreement with Anthony E. Sklar, Gerald E. Sklar, Marion Freijsen and Adriaan Reinders, whereby Mr. Jones sold all of his 5,000,000 restricted shares of common stock, $0.001 par value per share (the “Shares”), and Anthony E. Sklar purchased 550,000 Shares, Gerald E. Sklar purchased 550,000 Shares, Marion Freijsen purchased 1,950,000 Shares, and Adriaan Reinders purchased 1,950,000 Shares.

As a result of the aforementioned transactions, the following four shareholders collectively owned 7,800,000 Shares as set forth below which approximate 88.86% of our then 8,800,000 issued and outstanding shares of common stock as follows:

Marion Freijsen …………...…..1,950,000 Shares;

Adriaan Reinders.………….…..1,950,000 Shares;

Gerald E. Sklar ………………. 1,950,000 Shares;

Anthony E. Sklar …………….. 1,950,000 Shares.

On September 27, 2012, by unanimous written consent of the our directors and the consent of stockholders holding a majority of the issued and outstanding shares of common stock approved the amendment and restatement of the Articles of Incorporation, in their entirety, to:

·

Change our name to BnetEFactor, Inc.;

·

Increase the number of shares that we are authorized to issue to nine hundred million (900,000,000) shares, consisting of eight hundred million (800,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”) and (b) one hundred million (100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”) issuable in one or more series with such rights, preferences and privileges as determined by our Board of Directors; and

·

Adopt Article 11, which provides that the approval of not less than 75% of the outstanding shares of the Common Stock shall be required to approve the following matters:

(1) The removal of any director of the Corporation; or

(2) The sale of all or substantially all of the assets of the Corporation;

(3) Any amendment, alteration, or repeal of the indemnification provisions set forth in Article 10.; and

(4) Any amendment, alteration, or repeal of this Article 11.

Amended and Restated Bylaws

Also on September 27, 2012, the Company by unanimous written consent of our Board of Directors and the consent of stockholders holding a majority of our issued and outstanding shares, voted to approved the amendment and restatement of the By-laws, in their entirety, to provide that that any bylaw or amendment to the bylaws adopted by the Board of Directors will require the vote of 2/3 of the Company’s Board of Directors. The Amended and Restated Bylaws became effective on September 27, 2012.

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

The total number of shares of our Common Stock to be issued to BNET will be 3,100,000 shares. The closing is subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements for the fiscal years ended December 31, 2011 and 2010, and unaudited financial statements for the nine-month periods ended September 30, 2013 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2011 and 2010, issued by a PCAOB registered firm; (2) a report of the value of the BNET Assets established by the independent fair market valuation; (3) the Company’s principal shareholders submit 7,800,000 shares of the Company’s Common Stock for cancellation and exchange for a like number of shares of the

Company’s Series A Preferred Stock; (4) the Company receives all approvals and clearance from all financial industry regulatory authority, state regulatory agencies and/or Depository Trust Company with respect to a proposed the 16-for-1 forward stock split (the “Forward Split) of the of the Company’s common stock; and (5) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

BNET’s digital media library consists of thousands of recorded conference programs and interviews. BNET provides professional video and media content over IP based networks for emerging technology companies and any individuals interested in those companies.

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and Secretary and Anthony Sklar, our Chief Technology Officer. At the time the we entered into the Bnet Asset Purchase Agreement, both Gerald E. Sklar and Anthony Sklar each had beneficial ownership of 1,950,000 shares of our Common Stock, or collectively 3,900,000 shares of 44.3% of our 8,800,000 outstanding shares of Common Stock. As result of their control position, our proposed acquisition of the bNET assets cannot be deemed to be an arms-length transaction..

II.

Acquisition of Additional Control Shares and Resignation of Certain Directors

On March 12, 2013, Anthony E. Sklar acquired 1,943,000 shares of our restricted common stock from Adriaan Reinders and Gerald E. Sklar acquired 1,943,500 shares of our restricted common stock from Marion Freijsen. As a result, Anthony E. Sklar beneficially owns of record 3,893,500 shares or approximately 44.2% of our outstanding common stock and Gerald E. Sklar, beneficially owns of record 3,893,500 shares or approximately 44.2% of our outstanding common stock. Gerald E. Sklar is the father of Anthony E. Sklar.

Concurrently with the above referenced acquisition of the control shares from Adriaan Reinders and Marion Freijsen, Adriaan Reinders, Marion Freijsen, Thomas Trainer, and James E. Solomon all resigned as officers and directors and David M. Young and Arnold James Sopczak were appointed as directors to serve along with current directors Gerald E Sklar, Michael Wehrs, and Anthony E. Sklar, until our next annual meeting of the shareholders and until their successors are duly appointed:

On March 15, 2013, by unanimous written consent of our Directors and the consent of Stockholders holding a majority of our issued and outstanding shares approved an amendment to our Articles of Incorporation changing our name to BNET MEDIA GROUP, INC. The name change became effective on March 19, 2013.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $219,057 as of December 31, 2013

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.   We do not have any operations and are considered as “shell” company under Federal securities laws. Our operating expenses associated with maintaining our status as a public company and undertaking efforts to identify a business combination or merger partner are estimated at $50,000 annually. We do not presently have sufficient working capital to fund these expenses and anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate the proposed acquisition of BNET within a reasonable period of time, we may not have sufficient resources to continue meeting our reporting obligations with the Securities and Exchange Commission or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

At December 31, 2013, we did not have an operating business.

At December 31, 2013, we did not have any operating business and we do not presently have sufficient capital to fund our expenses for the next 12 months. Our plans include a business combination with BNET. We cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial dilution to your ownership and/or voting power in the Company, including a potential decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our stock.

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

Holders of Our Common Stock

As of March 14, 2014, we had 22 shareholders of our common stock.

Rule 144 Shares

All shares of our Common Stock that are "restricted securities" as defined under Rule 144 promulgated under the Securities Act may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Pursuant to Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Stock Option Grants

None.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, UT 84111, telephone (801) 355-5740. Website: www.colonialstock.com.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

As of December 31, 2013, we had assets of $529 comprised exclusively of cash. We had $87,799 in liabilities as of December 31, 2013. We can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  Management will make periodic advances to us as needed to meet our working capital shortfall.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2013 and 2012.

			December 31, 2013	December 31, 2012
Net Cash (Used in) Operating Activities	$(5)	$(18,139)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$-
Net Increase (Decrease) in Cash	$5)	$(18,139)

We have nominal assets and has generated no revenues for the years ended December 31, 2013 and December 31, 2012. We are also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan, which includes acquiring the digital media assets of the private operating company BNET  Communications, Inc. We believe we will be able to meet these costs through borrowing or advances from management or affiliates of management. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Results of Operations

We have not conducted any active operations for the years ended December 31, 2013 and December 31, 2012. We have not generated any revenues since our inception.  It is unlikely we will have any revenues unless we are able to complete the transactions contemplated by the Acquisition Agreement with BNET Communications, Inc. or, alternatively, effect an acquisition or merger with another operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder our ability to continue as a going concern. Our plan of operation for the next twelve months shall be to consummate the transactions contemplated by the Acquisition Agreement.

For the years ended December 31, 2013, and December 31, 2012 we had a net loss of $63,581 and $47,900, respectively consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports and general, administrative, and interest expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Reports of MaloneBailey, LLP, Independent Registered Public Accounting Firm	F-2

Reports of Sadler, Gibb & Associates, Independent Registered Public Accounting Firm	F-3

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bnet Media Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Bnet Media Group, Inc. formerly known as BnetEFactor, Inc. (collectively, the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bnet Media Group, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has deficits in cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY, LLP

www.malonebailey.com

Houston, Texas

March 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Horizontal Marketing Corp.

(A Development Stage Company)

(Currently known as Bnet Media Group, Inc., fka BnetEFactor, Inc.)

We have audited the accompanying consolidated balance sheets of Horizontal Marketing Corp. (currently known as Bnet Media Group, Inc., formerly known as BnetEFactor, Inc.), as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from inception on December 29, 2008 through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizontal Marketing Corp., as of December 31, 2011, and the results of their consolidated operations and their cash flows for the year then ended and for the period from inception on December 29, 2008 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company had incurred substantial accumulated losses as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 21, 2012

Bnet Media Group, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash	$529	$534

Total Current Assets	529	534

TOTAL ASSETS	$529	$534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$48,667	$32,010
Accounts payable-related parties	39,132	-

Total Current Liabilities	87,799	32,010

Total Liabilities	87,799	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 100,000,000 shares authorized, consisting of the following Series:
Series A Preferred: $0.001 par value, 20,000,000 shares authorized, 7,787,000 issued and outstanding	7,787	-
Series B Preferred: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Series C Preferred: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Series D Preferred: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 16,208,000 and 140,800,000 shares
issued and outstanding, respectively	16,208	140,800
Additional paid-in capital	107,792	(16,800)
Deficit accumulated during the development stage	(219,057)	(155,476)

Total Stockholders' Equity (Deficit)	(87,270)	(31,476)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$529	$534

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception of
			the Development
			Stage on December
	For the Years Ended		29, 2008 Through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

Impairment of intangible assets	-	-	25,000
Professional fees	59,406	44,584	174,247
General and administrative	4,175	3,316	19,810

Total Operating Expenses	63,581	47,900	219,057

LOSS FROM OPERATIONS	(63,581)	(47,900)	(219,057)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(63,581)	$(47,900)	$(219,057)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	72,189,063	16,208,000

The accompanying notes are an integral part of these financial statements

Bnet Media Group, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception of the
Development-stage on December 29, 2008	-	$-	-	$-	$-	$-	$-
Common stock issued for services	-	-	48,000,000	48,000	(45,000)	-	3,000
Common stock issued for cash	-	-	16,000,000	16,000	(15,000)	-	1,000
Net loss for the year
ended December 31, 2008	-	-	-	-	-	(3,500)	(3,500)

Balance December 31, 2008	-	-	64,000,000	64,000	(60,000)	(3,500)	500
Common stock issued for cash	-	-	44,800,000	44,800	25,200	-	70,000
Common stock issued for acquisition of subsidiary	-	-	16,000,000	16,000	9,000	-	25,000
Net loss for the year
ended December 31, 2009	-	-	-	-	-	(28,616)	(28,616)

Balance, December 31, 2009	-	-	124,800,000	124,800	(25,800)	(32,116)	66,884
Net loss for the year ended
December 31, 2010	-	-	-	-	-	(59,950)	(59,950)

Balance, December 31, 2010	-	-	124,800,000	124,800	(25,800)	(92,066)	6,934
Common stock issued for cash	-	-	16,000,000	16,000	9,000	-	25,000
Net loss for the year ended
December 31, 2011	-	-	-	-	-	(15,510)	(15,510)

Balance, December 31, 2011	-	-	140,800,000	140,800	(16,800)	(107,576)	16,424
Net loss for year ended
December 31, 2012	-	-	-	-	-	(47,900)	(47,900)

Balance, December 31, 2012	-	-	140,800,000	140,800	(16,800)	(155,476)	(31,476)
Common stock cancelled	-	-	(124,592,000)	(124,592)	124,592	-	-
Series A Preferred stock issued for settlement of accounts payable by related parties	7,787,000	7,787	-	-	-	-	7,787
Net loss for year ended
December 31, 2013	-	-	-	-	-	(63,581)	(63,581)

Balance, December 31, 2013	7,787,000	$7,787	16,208,000	$16,208	$107,792	$(219,057)	$(87,270)

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on December 29,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(63,581)	$(47,900)	$(219,057)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	3,000
Impairment of intangible assets	-	-	25,000
Changes in operating assets and liabilities:
Accounts payable	16,657	29,761	48,667
Change in Related Party Payable	46,919	-	46,919

Net Cash Used in Operating Activities	(5)	(18,139)	(95,471)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	96,000

Net Cash Provided by Financing Activities	-	-	96,000

NET INCREASE (DECREASE) IN CASH	(5)	(18,139)	529

CASH AT BEGINNING OF PERIOD	534	18,673	-

CASH AT END OF PERIOD	$529	$534	$529

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	$25,000
Cancellation of common stock	$124,592	$-	$124,592
Issuance of series A preferred stock for settlement of
accounts payable related parties	$7,787	$-	$7,787

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Bnet Media Group, Inc. (FKA BnetEFactor, Inc.), (the “Company”), was incorporated in the state of Nevada on December 29, 2008 for the purpose of providing marketing services to companies and individuals. The Company is a development stage enterprise and has not yet realized any revenues from operations. The Company’s efforts, to date, have focused primarily on the development and implementation of our business plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- and $-0- during the years ended December 31, 2013 and 2012, respectively.

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

F-9

Bnet Media Group, Inc.

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s consolidated financial statements.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2013 and 2012, the Company had no dilutive common equivalent shares.

	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Loss (numerator)	$(63,581)	$ (47,900)
Shares (denominator)	72,189	16,208
Per share amount	$ (0.00)	$ (0.00)

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2013 and 2012, cash and cash equivalents include cash on hand and cash in the bank.

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

Bnet Media Group, Inc.

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 3 - GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

On June 6, 2013, the Company completed a 1-for-16 forward split of the outstanding common stock so that for every 1 share of common stock held beneficially or of record by a Stockholder, that Stockholder is entitled to receive 15 additional shares of Common Stock as a deemed dividend.

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

Liquidation Rights.  In the event of any liquidation, dissolution or winding up of the Company; whether voluntary or involuntary, the funds and assets of the Company that may be legally distributed to the Company’s shareholders, first to the holders of each share of Series A Preferred Stock then outstanding and prior and in preference to any payment or distribution (or any setting a part of any payment or distribution) of any available funds and assets on any shares of Common Stock or subsequent series of preferred stock.

Bnet Media Group, Inc.

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

On August 28, 2013, the Company created a class of Series B, C and D Preferred Stock (the “Series A Preferred”). The key rights and preferences associated with the Series B, C, and D Preferred Stock are summarized below:

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

Bnet Media Group, Inc.

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

The Company has 800,000,000 common shares authorized at par value of $0.001 and 8,800,000 shares issued and outstanding at December 31, 2012.  The following is a list of all issuances of the Company’s common stock:

On December 29, 2008, the Company issued 4,000,000 shares of its common stock valued at $0.001 per share to former affiliates for cash and services rendered valued at $0.001 per share or $4,000.

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

Bnet Media Group, Inc.

 (A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

On June 13, 2013, we entered into a Share Exchange Agreement with related parties, both of whom are officers and directors of the Company and also the beneficial owners of approximately 86% of the Company’s common stock Common Stock.  Under the terms of the Share Exchange Agreement, the Shareholders exchange 124,592,000 shares of the Company’s Common Stock in consider for 7,787,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”) and the cancellation of $7,747 in accounts payable due the related parties. On closing of the transaction under the Share Exchange Agreement, the related parties beneficially owned no shares of the Company’s Common Stock.

NOTE 5 – INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Net operating loss carryover	$ 47,103	$ 53,071
Stock issued for services	-	(1,020)
Impairment expense	-	(8,500)
Valuation allowance	(47,103)	(43,551)
Net deferred tax asset	$ -)	$ -)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the periods ended December 31, 2013 and 2012.

At December 31, 2013, the Company had net operating loss carry forwards of approximately $138,537 that may be offset against future taxable income through 2032.  No tax benefit has been reported in the December 31, 2013, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company is indebted to a related party for the amount of $39,132. This amount is unsecured, non-interest bearing, and due on demand.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Dismissal of Independent Registered Public Accounting Firm.

The firm Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) served as our independent registered accounting firm in 2011 and 2010. The audit reports of Sadler Gibb on our financial statements during the periods for the years ended December 31, 2011 and December 31, 2010, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about our ability to continue as a going concern.  On March 13, 2013 we dismissed Sadler Gibb as our independent registered public accounting firm. The decision to dismiss Sadler Gibb was approved by our board of directors on March 13, 2013 and we notified Sadler Gibb of their dismissal on March 13, 2013.

On March 13, 2013, we engaged, MaloneBailey, LLP (“MaloneBailey”) to serve as our independent registered public accounting firm for the year ending December 31, 2012. During the fiscal years ended December 31, 2011 and 2010, and the subsequent interim periods preceding MaloneBailey’s engagement, neither we nor anyone on our behalf consulted with MaloneBailey regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and MaloneBailey did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

As of March 31, 2014, our executive officers were as follows:

Executive officers and directors

Name	Age	Positions
Gerald E. Sklar	75	Chief Executive Officer, President and Chairman of the Board
Robert Nickolas Jones	35	Chief Financial Officer
Anthony E. Sklar	43	Chief Operating Officer, Chief Technology Officer and Director
David M. Young	69	Secretary and Director
Michael Wehrs	47	Director
Arnold James Sopczak	50	Director

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

Gerald E. Sklar – Director, Chairman of the Board, President, and CEO.

Gerald (Gerry) has more than 50 years of management and financial expertise, and he has raised more than two hundred million dollars in financing for public and non-public companies. Gerry currently serves as the President, Chief Executive Officer (CEO) and Chairman of the Board of bNET Communications, Inc. – a content aggregator, internet broadcasting company and an accredited media organization that creates and distributes video content pertaining to new technology, primarily at corporate and consumer events, trade shows, and conferences. The company specializes in streaming live broadcasts of corporate annual meetings over the Internet for many large and small firms, streaming awards shows for various business sectors, and providing extensive conference coverage for a variety of fields, including mobile, healthcare, display, wireless, and other technologies. The company provides more than 2.5 million streams per month, and has a global audience exceeding 7 million. Since 2001, Gerry has also served as the President, CEO and Chairman of the Board of BNET Communications’ parent corporation, Winmax Trading Group, Inc. Gerry’s experience includes serving as an Officer and Director of American Benefits Group, Inc., a gem resource mining firm with operations in Madagascar (1997 – 2002); and a Director of Seaboard an officer and director of the Corporation.  Life Insurance Company, where he helped lead a merger team to acquire other insurance companies. Since 1989, Gerry has also been self-employed in the field of finance. Gerry holds a Bachelor of Arts Degree in Economics from the University of British Columbia in Vancouver, British Columbia, Canada. After graduation, he worked as an accountant and auditor for a Vancouver accounting firm from 1964 – 1970.

Anthony E. Sklar – Director, Chief Operating, and Chief Technology Officer.

Anthony (Tony) has more than 10 years of experience in the management and technical areas of internet broadcasting. One of the pioneers of online video broadcasting, he currently serves as the Chief Operating Officer (COO) and Director of bNET Communications, Inc. – a content aggregator, internet broadcasting company and an accredited media organization that creates and distributes video content pertaining to new technology, primarily at corporate and consumer events, trade shows, and conferences. The company specializes in streaming live broadcasts of corporate annual meetings over the Internet for many large and small firms, streaming awards shows for various business sectors, and providing extensive conference coverage for a variety of fields, including mobile, healthcare, display, wireless, and other technologies. The company provides more than 2.5 million streams per month, and has a global audience exceeding 7 million. A founding member of bNET, Tony is the lead anchor, managing editor and Director of Programming for the award-winning network. In his leadership role, Tony has been instrumental in the growth of the company. As an accomplished anchor, Mr. Sklar has interviewed many heads of state, government officials, and organizational leaders from around the globe, as well as many corporate leaders, including Allan

Mulally, Ted Turner, and Anne Bouverot. Further, Tony has more than 10 years of experience in the financial sector, beginning with on-the-ground-reporting at the NYSE, the NASDAQ and the NYMEX. Tony has completed many courses in the financial services field, including financial planning, and the required CFA classes. His diverse educational background also includes studies in Biology, Life Sciences, Biotechnology and Anthropology.

Robert Nickolas Jones – Chief Financial Officer

Nickolas (Nick) received a Bachelor of Arts degree in Economics from Brigham Young University in 2002, before attending Delta Connections Academy to become a professional airline pilot. After working as a pilot for Mesa Airlines, in 2007 Nick began working as an accounting consultant for J&J Consultants, LLC, in Farmington, Utah. During his time at J&J Consultants, Nick  has provided accounting services for various private and public companies, as well as the SEC Edgarizing services for public companies. Nick is also currently serving as the CFO of AD Systems, Inc. He lives in Clearfield, Utah, and is working towards a Master’s Degree in Accounting at Weber State University.

David M. Young – Director, Secretary

David has been a Director and Vice-President of Present of Eastern Asteria Inc. (formally Winmax Trading Group, Inc.) since June 2001. From July 1989 to May 2001, David was a customer relations representative at American Benefits Group, Inc., a resource exploration company. From 1989 to 1998, David was self-employed in the area of marketing. In 1985 David founded Typetech Office Systems Major Distributor for Brothers Electronic Products and IBM Products. He has been was involved in the Oil Industry, with Production in Drayton Valley in the Province of Alberta. He attended the University of Calgary, Canada. He also had an Anthological Program on National Radio.  He is well remembered for his Hockey skills playing hockey with the Edmonton Oilers when it was still a triple "A" team for the National Hockey League.

Michael Wehrs – Director

Michael (Mike) has extensive experience in the wireless industry, having held several key positions. Currently, he is the Chief Executive Officer (CEO) and President of Scanbuy – a global provider of mobile barcode solutions that use the camera phone to allow users to access product descriptions, coupons, contests, promotions and other information. Its Cloud-based code management platform is used by numerous well-recognized brands, including the Olympics, Coca Cola, Staples, Home Depot, Panasonic, and HP. Since joining Scanbuy, Mike has secured 8 million dollars in funding, deployed two monetization strategies, doubled the size of the organization, closed 45 annual contracts to license the Scanlife platform, and substantially grown the revenues of the company. Most recently, Mike was the Global CEO and President of the Mobile Marketing Association (MMA). There, he directed all activities of the MMA and provided leadership for its 700 members, representing more than 40 countries worldwide, including aggregators, agencies, brands, carriers, and developers. Mike has also held executive management positions at Nuance Communications, Inc., Microsoft Corporation, AOL, & Ignition.

Arnold James Sopczak – Director

Born and raised in Edmonton, Alberta, Canada, Arnold graduated Southern Alberta Institute of Technology with a mechanic’s certification. Since 1981, Arnold worked in various positions at V.M.S Sales and Rentals, of Motor Homes and Campers, a family owned manufacturer and lessor of custom built recreation vehicles until 1989. Shortly after co-founded K & F Rollshutters Mfg., Ltd., where he has served as Vice President since 1998.  K&F Rollshutters Mfg., Ltd provides product from Europe, into North America.  Arnold is an avid Trout Fisherman. He has served on the executive committee as president of the Edmonton Trout Fishing Club (est. 1953) and in other various executive positions within that organization. During his tenure he has met with Government Cabinet Ministers of Sustainable Resource Development of Alberta in an effort to ensure the wet lands of Alberta are preserved. Arnold also served on “The Muir Lake Project” executive committee.  This project was one of the first of its kind in Alberta.  The project included working with various levels of government, as well as organizing fund raising and work party groups.

Family Relationships

Other that the father and son relationship between Gerald E. Sklar and Anthony E. Sklar, there are no other family relationships between any of our directors or officers.

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

Code of Ethics and Business Conduct

In 2013 we adopted a Code of Ethics and Business Conduct which applies to our officers, directors and employees.  The Code of Ethics and Business Conduct are written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and accountability for adherence to the code.  We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics and Business Conduct, by written request to, 122 West 26th Street, 5th Floor, New York, NY 10001, Attention: Corporate Secretary.

Committees of the Board

We currently do not have nominating, compensation or audit committees or committees performing similar functions do we have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. Our Board of Directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees for Directors and we do not have any specific process or procedure for evaluating such nominees. Our Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in our business and strategy, evaluating our risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the Securities and Exchange Commission (the “SEC”) and in other public communications made us; and strive to be compliant with applicable governmental laws, rules and regulations. We have not formally adopted a written code of business conduct and ethics that governs our employees, officers and Directors as we not required to do so at this time.

Our Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants. Our Chief Executive Officer and Chief Financial Officer review our internal accounting controls, practices and policies.

Item 11. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception. We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year (3)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerald E. Sklar PRES (1)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Anthony Sklar CTO (2)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Adriaan Reinders PRES (1)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Marion Freijsen COO (2)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

R. Nickolas Jones CFO (3)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

David M. Young Sec (4)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Bradley Jones President (5)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Adriaan Reinders served as President from September 5, 2013 until Gerald E. Sklar became President of the Company on March 13, 2013.

(2)

Marion Freijsen served as Chief Operating Officer from September 5, 2013 until Anthony E. Sklar became COO of the Company on March 13, 2013.

(3)

R. Nickolas Jones became CFO on September 5, 2013.

(4)

David M. Young become Secretary on March 13, 2013.

(5)

Bradley Jones resigned as President of the Company on September 5, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of March 18, 2013, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and Class A Preferred multiple voting stock by our current Directors and executive officers.  The shareholders have sole voting and investment power with respect to the shares of common stock, and Class A Preferred multiple voting stick except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, and Class A Preferred multiple voting stock except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the promulgated by the Commission and includes voting and/or investing power with respect to securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Preferred Stock (1)	Gerald E. Sklar President and Director	3,893,500	50.0% (2)

Preferred Stock (1)	Anthony E. Sklar Chief Technology Officer and Director	3,893,500	50.0% (2)
Common Stock	R. Nickolas Jones Chief Financial Officer	0

Common Stock	Mike Wehrs Director	0	0
Common Stock	Arnold Sopczak Director	0	0
Common Stock	David Young Secretary and Director	0

All officers and Directors as a Group (6 persons)		7,787,000 0	100% Preferred 0% Common

(1)

Based on 7,787,000 shares of our Class A Preferred Stock outstanding as of March 18, 2014.

(2)

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

Item 13. Certain relationships and related Transactions, and Director Independence

Proposed Acquisition of Assets of bNET Communications, Inc.

On November 30, 2013, we entered into an Asset Purchase Agreements (the “BNET Asset Purchase Agreement”) with bNET Communications, Inc., a Nevada corporation (“BNET”), pursuant to which we have agreed to purchase BNET’s digital media library in exchange for shares of our common stock.  The total number of shares of our Common Stock to be issued to BNET will be 3,100,000 shares. The closing is subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements for the fiscal years ended December 31, 2011 and 2010, and unaudited financial statements for the nine-month periods ended September 30, 2013 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2011 and 2010, issued by a PCAOB registered firm; (2) a report of the value of the BNET Assets established by the independent fair market valuation; (3) the Company’s principal shareholders submit 7,800,000 shares of the Company’s Common Stock for cancellation and exchange for a like number of shares of the Company’s Series A Preferred Stock; (4) the Company

receives all approvals and clearance from all financial industry regulatory authority, state regulatory agencies  and/or Depository Trust Company with respect to a proposed the 16-for-1 forward stock split (the “Forward Split) of the of the Company’s common stock;  and (5) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

Item 14. Principal Accounting Fees and Services

The firm Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) served as our independent registered accounting firm in 2011 and 2010. The audit reports of Sadler Gibb on our financial statements during the periods for the years ended December 31, 2011 and December 31, 2010, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about our ability to continue as a going concern.  On March 13, 2013 we dismissed Sadler Gibb as our independent registered public accounting firm. The decision to dismiss Sadler Gibb was approved by our board of directors on March 13, 2013 and we notified Sadler Gibb of their dismissal on March 13, 2013.

On March 13, 2013, we engaged, MaloneBailey, LLP (“MaloneBailey”) to serve as our independent registered public accounting firm for the year ending December 31, 2012. During the fiscal years ended December 31, 2011 and 2010, and the subsequent interim periods preceding MaloneBailey’s engagement, neither we nor anyone on our behalf consulted with MaloneBailey regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and MaloneBailey did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2013 and 2012.

	2013	2012
Audit Fees	$8,500	$19,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,500	$19,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the Board of Directors.

Part IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Articles of Incorporation (2)(4)(5)
3.4	Amended Bylaws (2)
10.1	Asset Purchase Agreement between bNET Communications, Inc. and BnetEFactor, Inc. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 16, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 3, 2012.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 3, 2012.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 12, 2013.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bnet Media Group, Inc.

March 18, 2014	By: /s/ Gerald E. Sklar
Gerald E. Sklar, Chief Executive Officer and Principal Executive Officer

March 18, 2014	By: /s/ R. Nickolas Jones
R. Nickolas Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Gerald E. Sklar Gerald E. Sklar	Director, Chairman	March 18, 2014

/s/ Anthony E. Sklar Anthony E. Sklar	Director	March 18, 2014

/s/ Michael Wehrs Michael Wehrs	Director	March 18, 2014

/s/ David M. Young David M. Young	Director	March 18, 2014

/s/ Arnold James Sopczak Arnold James Sopczak	Director	March 18, 2014