Form 10-Q
period 2014-03-31
Bnet Media Group, Inc.
filed 2014-05-15
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value.	16,208,000 shares outstanding as of May 12 ,2014

ii

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2012	2

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013, and from inception on December 29, 2008 through March 31, 2014	3

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and from inception on December 29, 2008 through March 31, 2014	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Mine Safety Disclosures	12

Item 5. Other Information	12

Item 6. Exhibits	13

iii

PART I

FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Bnet”, the “Company”, “we,” “our,” and “us” refer to Bnet Media Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited condensed consolidated financial statements of registrant for the three months ended March 31, 2014 and 2013 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal and recurring nature

Bnet Media Group, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS

Cash	$664	$529

TOTAL ASSETS	$664	$529

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$60,430	$48,667
Accounts payable - related parties	40,132	39,132 -

Total Current Liabilities	100,562	87,799

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 100,000,000 shares authorized, 7,787,000 and -0- shares issued and outstanding
issued and outstanding, respectively	7,787	7,787
Preferred stock series B: $0.001 par value, 20,000,000 shares authorized, and -0- shares issued and outstanding
issued and outstanding, respectively	-	-
Preferred stock series C: $0.001 par value, 20,000,000 shares authorized, and -0- shares issued and outstanding
issued and outstanding, respectively	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares authorized, and 0 shares issued and outstanding
issued and outstanding, respectively	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 16,208,000 shares
issued and outstanding, respectively	16,208	16,208
Additional paid-in capital	107,792	107,792
Deficit accumulated during the development stage	(231,685)	(219,057)

Total Stockholders' Deficit	(99,898)	(87,270)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$664	$529

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

			From Inception of
			the Development
			Stage on December
	For the Three Months Ended		29, 2008 Through
	March 31,		March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Impairment of intangible assets			25,000
Professional fees	12,513	16,205	186,760
General and administrative	115	702	19,925

Total Operating Expenses	12,628	16,907	231,685

LOSS FROM OPERATIONS	(12628)	(16,907)	(231,685)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(12,628)	$(16,907)	$(231,685)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,208,000	140,800,000

Bnet Media Group, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
			From Inception
			on December 29,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,628)	$(16,907)	$(231,685)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	3,000
Impairment of intangible assets	-	-	25,000
Changes in operating assets and liabilities:
Refundable deposits	-	-	-
Accounts payable	11,763	12,907	60,430
Accounts payable - related parties	1,000	4,000	47,919
Net Cash Used in Operating Activities	135	-	(95,336)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock issued for cash	-	-
Common stock issued for cash	-	-	96,000
Net Cash Provided by Financing Activities	-	-	96,000

NET INCREASE (DECREASE) IN CASH	135	-	664

CASH AT BEGINNING OF PERIOD	529	534	-

CASH AT END OF PERIOD	$664	$534	$664
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for subsidiary	$-	$-	$25,000
Cancellation of common stock Issuance of series A	$-	$-	$124,592
Preferred stock for settlement of accounts payable to related parties	$-	$-	$7,787

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.

 (A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2013 audited consolidated financial statements.  The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3- RELATED PARTY

As of March 31, 2014 the Company is indebted to a related party for the amount of $37,632. This amount is unsecured, non-interest bearing, and due on demand.

Bnet Media Group, Inc.

 (A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

NOTE 4- SUBSEQUENT EVENT

Issuance of Series B Convertible Preferred Stock to Acquire Certain Assets

Effective April 8, 2014, the Company entered into an Asset Purchase Agreements (the “Agreement”) with a non-affiliate to issue 8,021,800 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) in exchange for certain precious stones known as the “Ruby Art Carvings” (the “Assets”). The Series B Convertible Preferred Stock is convertible into an equivalent number of shares of the Company’s common stock at a conversion price of $40.00 per share. In connection with the transaction, the purchaser provided the Company with an independent appraisal valuing the Assets at approximately $320 Million. Currently, there is no trading market for the Series B Convertible Preferred Stock for purposes of valuing the securities issued in exchange for the Assets. Nor is there a trading market for the Company’s common stock that would be issued in the event of conversion of the Series B Convertible Preferred Stock. As a result, the Company is assessing the proper accounting treatment for purposes of valuing the Assets acquired in the transaction.

Recent Issuances of Unregistered Securities

Effective April 8, 2014, the Company issued 8,021,800 shares of its Series B Convertible Preferred Stock in exchanged for certain precious stones known as the “Ruby Art Carvings.” Each share of Series B Convertible Preferred Stock carried a 2% annual dividend and is convertible into shares of the Company’s Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock is also entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance but may not be paid until twelve months (12) from the date on which the Company’s Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of the our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

The Company made the offer and sale of the securities described above pursuant to an exempt from the registration requirements of the Securities Act of 1933, as amended, for the private placement of these securities pursuant to Section 4(2) of thereunder.

Appointment of Additional Director

Effective April 9, 2014, the Company’s Board of Directors appointed Søren Søholt Christensen to serve until the next annual meeting of shareholders and until his successor is duly appointed. Prior to accepting his appointment to the Company’s Board of Directors, Mr. Christensen has no prior affiliation with Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties.

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31.

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

Effective April 8, 2014, we issued 8,021,800 shares of its Series B Convertible Preferred Stock in exchanged for certain precious stones known as the “Ruby Art Carvings.” Each share of Series B Convertible Preferred Stock carried a 2% annual dividend and is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred. The Company is assessing the proper accounting treatment for purposes of valuing the Assets acquired in the transaction The Series B Preferred Stock is also entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance but may not be paid until twelve months (12) from the date on which our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of the Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

Appointment of Additional Director

Effective April 9, 2014, our Board of Directors appointed Søren Søholt Christensen to serve until the next annual meeting of shareholders and until his successor is duly appointed.

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

Results of Operations

For the three month periods ended March 31, 2014 and 2013

Revenues

We have had no revenues in either of the three month period ended March 31, 2014 or 2013. It is unlikely we will have any revenues unless we are able to complete the transaction contemplated by the bNET Asset Purchase Agreement, of which there can be no assurance that transaction will be completed.

Total Operating Expenses and Total Other Income (Expenses)

Since our inception business activities have been specifically associated with our efforts to execute on our online publishing, video content aggregator and those generally attributed to starting a new business venture. Our operating expenses for three month periods ended March 31, 2014 were $12,628 compared to $16,907 for the same periods ended March 31, 2013, a decrease of $4,279.  The primary component of operating expenses during all of the respective periods are professional fees due to legal and accounting expenses incurred in connection with meeting our financial and reporting obligations associated with the reports and other filings we make with the Securities and Exchange Commission.

Our net loss for the three month period ended March 31, 2014 was $12,628 compared to a net loss of $16,907 for the same period in 2013. This translates to a loss per share of $0.00 in both periods, based on a weighted average number of common shares outstanding of 16,208,000 and 140,800,000, respectively.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At March 31, 2014 we had a working capital deficit of $12,628, as compared to a working capital deficit of $16,907 at March 31, 2013.  At March 31, 2014 and March 31, 2013, we had current assets consisting solely of cash of $664 and $534 respectively.  At March 31, 2014, we had current liabilities of $100,562 as compared to $48,917 at March 31, 2013.  At March 31, 2014, we had a total accumulated deficit since inception of $206,142.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of March 31, 2014, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2014. Currently we are rely on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. However, it is unlikely that we will be able raise additional capital until we complete the acquisition of the bNET assets.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2013 and 2012 to indicate that substantial doubt exists regarding our ability to continue as a going concern. .  If we are not able to raise capital as necessary, it is possible we will be unable to the bNET Asset Purchase Agreement that will provide operating revenues to us.

Cash Flows

For the three months ended March 31, 2014, net cash used by operating activities was $135 attributed to proceeds from accounts payable and related-party accounts payable of $11,763 and $1,000, respectively, to offset operational losses of $12,628.

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

Evaluation of Disclosure and Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently ineffective.  Each of the factors identified in the 10-K filed with the Securities and Exchange Commission on March 21, 2014 have remained unresolved and have been considered to be material weaknesses in our controls.

Changes in Internal Controls over Financial Reporting.

There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10-K filed with the Securities and Exchange Commission on March 21, 2014, continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 8, 2014, we issued 8,021,800 shares of our Series B Convertible Preferred Stock in exchanged for certain precious stones known as the “Ruby Art Carvings.” Each share of Series B Convertible Preferred Stock carried a 2% annual dividend and is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock is also entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance but may not be paid until twelve months (12) from the date on which our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of the our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

We made the offer and sale of the securities described above pursuant to an exempt from the registration requirements of the Securities Act of 1933, as amended, for the private placement of these securities pursuant to Section 4(2) of thereunder.

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Articles of Incorporation (2)(3)
3.4	Amended Bylaws (2)
3.5	Certificate of Amendment to Articles of Incorporation (3)
3.6	Certificate of Amendment to Articles of Incorporation (4)
3.7	Certificate of Change Pursuant to NRS 78.209 (4)
3.8	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions for the Series A Preferred Stock (4)
10.1	Asset Purchase Agreement between bNET Communications, Inc. and BnetEFactor, Inc. (3)
10.2	Share Exchange Agreement between Bnet Media Group, Inc. and Gerald E. Sklar and Anthony E. Sklar, dated June 13, 2013 (5)
10.3	Bnet Media Group, Inc. 2013 Non-Qualified Stock Option and Award Plan (6)
10.4	Asset Purchase Agreement between Bnet Media Group, Inc. and Soren Soholt Christensen, dated April 9, 2014 (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 16, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2012.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2013.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 12, 2013.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2013.
(6) (7) (8)

Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange

Commission on June 25, 2013

Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange

Commission on August 30, 2013

Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange

Commission on April 11, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNET MEDIA GROUP, INC.
Dated: May 14, 2014	/s/ Gerald E. Sklar
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer

Dated: May 14, 2014	/s/ Robert Nickolas Jones
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer