Form 10-Q
period 2014-06-30
Bnet Media Group, Inc.
filed 2014-08-19
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2014

Commission File No.  333-178000

Bnet Media Group, Inc.

 (Exact name of Registrant as specified in its charter)

Nevada	30-0523156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 West 26th Street, 5th Floor, New York, NY 10001

 (Address of principal executive offices, Zip Code)

1 (702) 997-1887

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value.	16,208,000 shares outstanding as of August 18, 2014

ii

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Bnet”, the “Company”, “we,” “our,” and “us” refer to Bnet Media Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited financial statements of registrant for the three and six months ended June 30, 2014 and 2013 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal and recurring nature

Bnet Media Group, Inc.

Balance Sheets

ASSETS

		June 30,	December 31,
		2014	2013
		(unaudited)
CURRENT ASSETS

	Cash	$622	$529

	Total current assets	622	-
Other	Assets	18,866
			-
	TOTAL ASSETS	$19,488	$529

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

	Accounts payable	$67,840	$48,667
	Accounts payable - related parties	40,132	39,132

	Total Current Liabilities	107,972	87,799

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 100,000,000 shares
	authorized, 7,787,000 shares issued and outstanding,
	respectively	7,787	7,787
Preferred stock series B: $0.001 par value, 20,000,000 shares
	authorized, 8,021,796 and -0- shares issued and
	outstanding respectively	8,022	-
Preferred stock series C: $0.001 par value, 20,000,000 shares
	authorized, -0- and -0- shares issued and
	outstanding, respectively	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
	authorized, -0- and -0- shares issued and
	outstanding, respectively	-	-
	Common stock: $0.001 par value, 800,000,000 shares
	authorized, 16,208,000 shares issued and outstanding respectively	16,208	16,208

	Additional paid-in capital	118,636	107,792
	Accumulated deficit	(239,137)	(219,057)

	Total Stockholders' Equity (Deficit)	(88,484)	(87,270)

	TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY (DEFICIT)	$19,488	$529

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Professional fees	$7,410	$16,205	$19,923	$35,376
General and administrative	42	702	157	3,392

Total Operating Expenses	7,452	16,907	20,080	38,768

NET LOSS	$(7,452)	$(16,907)	$(20,080)	$(38,768)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,208,000	16,208,000	16,208,000	16,208,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,080)	$(38,768)
Adjustments to reconcile net loss to
net cash used in operating activities:

Changes in operating assets and liabilities:
Refundable deposits	-	-
Accounts payable	19,173	4,877
Accounts payable - related parties	1,000	26,104
Net Cash Provide by (Used) in Operating Activities	93	(7,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock issued for cash	-	7,787
Net Cash Provided by Financing Activities	-	7,787
NET INCREASE (DECREASE) IN CASH	93	-

CASH AT BEGINNING OF PERIOD	529	534
CASH AT END OF PERIOD	$622	$534

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Preferred stock issued to acquire assets	$18,866	$-

Bnet Media Group, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2014

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

The Company has limited operations and is considered to be in the development stage. During the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3- RELATED PARTY

As of June 30, 2014 the Company is indebted to a related party for the amount of $40,132. This amount is unsecured, non-interest bearing, and due on demand.

NOTE 4- STOCKHOLDERS EQUITY

Issuance of Series B Convertible Preferred Stock to Acquire Certain Assets

Effective April 8, 2014, the Company entered into an Asset Purchase Agreements (the “Agreement”) with a non-affiliate to issue 8,021,796 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) in exchange for certain precious stones known as the “Ruby Art Carvings” (the “Assets”). The Series B Convertible Preferred Stock is convertible into an equivalent number of shares of the Company’s common stock at a conversion price of $40.00 per share. Currently, there is no trading market for the Series B Convertible

NOTE 4- STOCKHOLDERS EQUITY, CONTINUED

Preferred Stock for purposes of valuing the securities issued in exchange for the Assets. Nor is there a trading market for the Company’s common stock that would be issued in the event of conversion of the Series B Convertible Preferred Stock. For purposes of financial statement presentation, the Company has established the fair value of the Series B Convertible Preferred Stock issued in exchange for the Assets using an enterprise valuation of $350,000 at June 30, 2014. Using this value, the Company assigned a value of $18,866 to the Assets.

Recent Issuances of Unregistered Securities

Effective April 8, 2014, the Company issued 8,021,796 shares of its Series B Convertible Preferred Stock in exchanged for certain precious stones known as the “Ruby Art Carvings.” Each share of Series B Convertible Preferred Stock carried a 2% annual dividend and is convertible into shares of the Company’s Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock is also entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance but may not be paid until twelve months (12) from the date on which the Company’s Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

The Company made the offer and sale of the securities described above pursuant to an exempt from the registration requirements of the Securities Act of 1933, as amended, for the private placement of these securities pursuant to Section 4(2) of thereunder.

NOTE 5- SUBSEQUENT EVENT

Effective August 12, 2014, the Board of Directors accepted the resignation of Anthony Sklar as a Director and Officer of the Company.  Effective August 12, 2014, the Board of Directors accepted the resignation of Mike Wehrs as a Director of the Company. No persons have been appointed to fill the vacancies created by these resignations.

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

Company Overview

We are a Nevada corporation incorporated on December 29, 2008. We are considered a publishing company and we operate our business through our wholly owned subsidiary, Quiet Star Entertainment, Inc., a Utah corporation formed on December 2, 2009.  The main purpose of the Company was fourfold.

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

•

Authorized a classes of 20,000,000 shares each of Series B, C and D Preferred Stock;

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

Effective April 8, 2014, we issued 8,021,800 shares of its Series B Convertible Preferred Stock in exchanged for certain precious stones known as the “Ruby Art Carvings.” Each share of Series B Convertible Preferred Stock carried a 2% annual dividend and is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred. For purposes of financial statement presentation, the Company has established the fair value the Series B Convertible Preferred Stock issued in exchange for the Assets at $18,866 using a enterprise valuation at June 30, 2014.  The Series B Preferred Stock is also entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance but may not be paid until twelve months (12) from the date on which our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of the Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

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

Results of Operations

For the three and six months ended June 30, 2014 and 2013

Revenues

We have had no revenues in either of the three and six-month periods ended June 30, 2014 or 2013. It is unlikely we will have any revenues unless we are able to complete the transaction contemplated by the bNET Asset Purchase Agreement, of which there can be no assurance that transaction will be completed.

Total Operating Expenses and Total Other Income (Expenses)

Since our inception business activities have been specifically associated with our efforts to execute on our online publishing, video content aggregator and those generally attributed to starting a new business venture. Our operating expenses for three and six month periods ended June 30, 2014 were $7,452 and $20,080 compared to $16,907 and $38,768 for the same periods ended June 30, 2013, a decrease of $9,455 and $18,688, respectively.  The primary component of operating expenses during all of the respective periods are professional fees due to legal and accounting expenses incurred in connection with meeting our financial and reporting obligations associated with the reports and other filings we make with the Securities and Exchange Commission.

Our net loss for the three and six month periods ended June 30, 2014 was $7,452 and $20,080, compared to a net loss of $16,907 and $38,768 for the same periods in 2013. This translates to a basic and diluted loss per share of $(0.00) in all periods, based on a weighted average number of common shares outstanding for the applicable periods.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At June 30, 2014 we had a working capital deficit of $88,484, as compared to a working capital deficit of $87,270 at December 31, 2013.  At June 30, 2014 and December 31, 2013, we had current assets of $622 and $529, respectively. The increase in our current assets is attributed to the acquisition of the Assets in exchange for our Series B Convertible Preferred Stock. At June 30, 2014, we had a total accumulated deficit since inception of $239,137.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of June 30, 2014, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2014. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. However, it is unlikely that we will be able raise additional capital until we complete the acquisition of the bNET assets.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2013 and 2012 to indicate that substantial doubt exists regarding our ability to continue as a going concern. .  If we are not able to raise capital as necessary, it is possible we will be unable to the bNET Asset Purchase Agreement that will provide operating revenues to us.

Cash Flows

For the six months ended June 30, 2014 and 2013, net cash provided by and used in operating activities was $93 and ($7,787), respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, Quiet Star, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 8, 2014, we issued 8,021,796 shares of our Series B Convertible Preferred Stock in exchanged for certain precious stones known as the “Ruby Art Carvings.” For purposes of financial statement presentation, the Company has established the fair value the Series B Convertible Preferred Stock issued in exchange for the Assets at $18,866 using an enterprise valuation. Each share of Series B Convertible Preferred Stock carried a 2% annual dividend and is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock is also entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance but may not be paid until twelve months (12) from the date on which our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

We made the offer and sale of the securities described above pursuant to an exempt from the registration requirements of the Securities Act of 1933, as amended, for the private placement of these securities pursuant to Section 4(2) of thereunder.

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Articles of Incorporation (2)(3)
3.4	Amended Bylaws (2)
3.5	Certificate of Amendment to Articles of Incorporation (3)
3.6	Certificate of Amendment to Articles of Incorporation (4)
3.7	Certificate of Change Pursuant to NRS 78.209 (4)
3.8	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions for the Series A Preferred Stock (4)
10.1	Asset Purchase Agreement between bNET Communications, Inc. and BnetEFactor, Inc. (3)
10.2	Share Exchange Agreement between Bnet Media Group, Inc. and Gerald E. Sklar and Anthony E. Sklar, dated June 13, 2013 (5)
10.3	Bnet Media Group, Inc. 2013 Non-Qualified Stock Option and Award Plan (6)
10.4	Asset Purchase Agreement between Bnet Media Group, Inc. and Soren Soholt Christensen, dated April 9, 2014 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 16, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2012.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2013.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 12, 2013.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2013.
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

BNET MEDIA GROUP, INC.
Dated: August 19, 2014	/s/ Gerald E. Sklar
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer

Dated: August 19, 2014	/s/ Robert Nickolas Jones
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer