Form 10-K/A
period 2013-12-31
Bnet Media Group, Inc.
filed 2014-10-21
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-178000

———————

Bnet Media Group, Inc.

 (Exact name of registrant as specified in its charter)

———————

NEVADA	30-0523156
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

291 South 200 West, Farmington UT 84025	84025
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(801) 928-8266

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

EXPLANATORY NOTE

THIS AMENDMENT IS BEING FILED SOLELY TO REVISE A REPORT OF MALONEBAILY, LLP, OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, DATED MARCH 19, 2014, TO INCLUDE THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE ON DECEMBER 29, 2008 THROUGH DECEMBER 31, 2013.

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

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bnet Media Group, Inc.

Farmington, Utah

We have audited the accompanying consolidated balance sheets of Bnet Media Group, Inc. formerly known as BnetEFactor, Inc. (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the period from December 29, 2008 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from October 6, 2008 (inception) through December 31, 2011 were audited by other auditors whose report dated March 21, 2012 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the period from December 29, 2008 (inception) through December 31, 2013, insofar as it relates to amounts for prior periods through December 31, 2011, is solely based on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bnet Media Group, Inc. as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended and for the period from inception through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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