Form 10-Q
period 2014-09-30
Bnet Media Group, Inc.
filed 2014-11-10
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2014

Commission File No.  333-178000

Bnet Media Group, Inc.

 (Exact name of Registrant as specified in its charter)

Nevada	30-0523156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

291 South West, Farmington, UT 84025

 (Address of principal executive offices, Zip Code)

1 (801) 928-8266

 (Registrant’s telephone number, including area code)

122 West 26th Street, 5th Floor, New York, NY  10001

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value.	16,208,000 shares outstandingas of November 10, 2014

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

ITEM 1. -- FINANCIAL STATEMENTS

                As used herein, the terms “Bnet”, the “Company”, “we,” “our,” and “us” refer to Bnet Media Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited financial statements of registrant for the three and nine months ended September 30, 2014 and 2013 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal and recurring nature

Bnet Media Group, Inc.
Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS

Cash	$580	$529

Total Current Assets	580	529

Other Assets	18,866	-

TOTAL ASSETS	$19,446	$529

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$68,240	$48,667
Accounts payable - related parties	47,710	39,132

Total Current Liabilities	115,950	87,799

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value, 100,000,000 shares
authorized, 7,787,000 and no shares
issued and outstanding, respectively	7,787	7,787
Preferred stock series B: $0.001 par value, 20,000,000 shares authorized, 8,021,796 and -0- shares issued and
outstanding, respectively	8,022	-
Preferred stock series C: $0.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and
outstanding, respectively	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and
outstanding, respectively	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 16,208,000 shares
issued and outstanding	16,208	16,208
Additional paid-in capital	118,636	107,792
Accumulated deficit	(247,157)	(219,057)

Total Stockholders' Deficit	(96,504)	(87,270)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$19,446	$529

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
OPERATING EXPENSES

Professional fees	7,978	11,842	27,900	47,218
General and administrative	42	56	200	3,448

Total Operating Expenses	8,020	11,898	28,100	50,666

LOSS FROM OPERATIONS	(8,020)	(11,898)	(28,100)	(50,666)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(8,020)	$(11,898)	$(28,100)	$(50,666)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,208,000	16,208,000	16,208,000	87,859,810

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(28,100)	$(50,666)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-
Impairment of intangible assets	-	-
Changes in operating assets and liabilities:
Refundable deposits	-	-
Accounts payable	19,573	5,219
Accounts payable - related parties	4,578	37,632

Net Cash Used in Operating Activities	(3,949)	(7,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	4,000
Preferred stock issued for cash	-	7,787
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities	4,000	7,787

NET INCREASE (DECREASE) IN CASH	51	(28)

CASH AT BEGINNING OF PERIOD	529	534

CASH AT END OF PERIOD	$580	$506

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock issued to acquire assets	$18,866	$-
Cancellation of common shares	$-	$124,592

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements contained in the Company’s annual report on Form 10-K and any amendment thereto.  The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

The Company has limited operations and is considered to be in the development stage. During the quarter ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3- RELATED PARTY

As of September 30, 2014 the Company is indebted to a related party for the amount of $47,710. This amount is unsecured, non-interest bearing, and due on demand.

NOTE 4- STOCKHOLDERS EQUITY

Issuance of Series B Convertible Preferred Stock to Acquire Certain Assets

Effective April 8, 2014, the Company entered into an Asset Purchase Agreements (the “Agreement”) with a non-affiliate to issue 8,021,796 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) in exchange for certain precious stones known as the “Ruby Art Carvings” (the “Assets”). The Series B Convertible Preferred Stock is convertible into an equivalent number of shares of the Company’s common stock at a conversion price of $40.00 per share. Currently, there is no trading market for the Series B Convertible

Preferred Stock for purposes of valuing the securities issued in exchange for the Assets. Nor is there a trading market for the Company’s common stock that would be issued in the event of conversion of the Series B Convertible Preferred Stock. For purposes of financial statement presentation, the Company has established the fair value of the Series B Convertible Preferred Stock issued in exchange for the Assets using an enterprise valuation of $350,000 at September 30, 2014. Using this value, the Company assigned a value of $18,866 to the Assets.

The Company made the offer and sale of the securities described above pursuant to an exempt from the registration requirements of the Securities Act of 1933, as amended, for the private placement of these securities pursuant to Section 4(2) of thereunder.

NOTE 5- SUBSEQUENT EVENT

In accordance with ASC 855-10 Company management reviewed all material events through the filing date of this report and determined that there are no material subsequent events to report.

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

Results and Financial Conditionbelow. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31.

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

•       Issued 8,021,800 shares of its Series B Convertible Preferred Stock in exchanged for certain precious stones known as the “Ruby Art Carvings.”

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

Results of Operations

For the three and nine months ended September 30, 2014 and 2013

Revenues

We have had no revenues in either of the three and nine-month periods ended September 30, 2014 or 2013. It is unlikely we will have any revenues unless we are able to complete the transaction contemplated by the bNET Asset Purchase Agreement, of which there can be no assurance that transaction will be completed.

Total Operating Expenses and Total Other Income (Expenses)

Since our inception business activities have been specifically associated with our efforts to execute on our online publishing, video content aggregator and those generally attributed to starting a new business venture. Our operating expenses for three and nine month periods ended September 30, 2014 were $8,020 and $28,100 compared to $11,898 and $50,666 for the same periods ended September 30, 2013, a decrease of $3,878 and $22,566, respectively.  The primary component of operating expenses during all of the respective periods are professional fees due to legal and accounting expenses incurred in connection with meeting our financial and reporting obligations associated with the reports and other filings we make with the Securities and Exchange Commission.

Our net loss for the three and nine month periods ended September 30, 2014 was $8,020 and $28,100, compared to a net loss of $11,898 and $50,666 for the same periods in 2013. This translates to a basic and diluted loss per share of $(0.00) in all periods, based on a weighted average number of common shares outstanding for the applicable periods.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At September 30, 2014 we had a working capital deficit of $115,370, as compared to a working capital deficit of $87,270 at December 31, 2013.  At September 30, 2014 and December 31, 2013, we had current assets of $580 and $529, respectively. At September 30, 2014, we had a total accumulated deficit since inception of $247,157.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of September 30, 2014, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2014. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. However, it is unlikely that we will be able raise additional capital until we complete the acquisition of the bNET assets.  Even then, given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2013 and 2012 to indicate that substantial doubt exists regarding our ability to continue as a going concern. .  If we are not able to raise capital as necessary, it is possible we will be unable to the bNET Asset Purchase Agreement that will provide operating revenues to us.

Cash Flows

For the nine months ended September 30, 2014 and 2013, net cash provided by (used in) operating activities was $51 and ($7,815), respectively.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and except as otherwise disclosed herein their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.  The Company has limited operations and is considered to be in the development stage. During the quarter ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Changes in Internal Controls over Financial Reporting.

                There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10-K filed with the Securities and Exchange Commission on March 21, 2014 (and subsequent amendment no. 1, filed October 21, 2014) continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

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

Recent Issuances of Unregistered Securities

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

BNET MEDIA GROUP, INC.
Dated: November 10, 2014	/s/ Gerald E. Sklar
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer

Dated: November 10, 2014	/s/ Robert Nickolas Jones
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer