Form 10-K
period 2014-12-31
Bnet Media Group, Inc.
filed 2015-04-01
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X] No [  ]

The issuer's revenues for the most recent fiscal year ended December 31, 2014 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2014) was $0, as there was no public market for the registrants common stock.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date. The issuer had

16,208,000 shares of common stock issued and outstanding at March 23, 2015.

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

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

OTHER PERTINENT INFORMATION

References in this Form 10-K, unless another date is stated, are to December 31, 2014. As used herein, the “Company,” “Horizontal Marketing Corp.,” “BnetEFactor, Inc.,” “Bnet Media Group, Inc.,” “we,” “us,” “our” and words of similar meaning all refer to Bnet Media Group, Inc.

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

I.

Agreement to Acquire the Assets of bNET Communications, Inc.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET will be 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding Common stock effective in June 2013.  While some of the conditions precedent to Closing have been satisfied, the closing is still subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements for the fiscal years ended December 31, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the BNET Assets established by the independent fair market valuation; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

BNET’s digital media library consists of thousands of recorded conference programs and interviews. BNET provides professional video and media content over IP based networks for emerging technology companies and any individuals interested in those companies.

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and Secretary and Anthony Sklar, a former officer and director of the Company. As result of their control position, our proposed acquisition of the bNET assets cannot be deemed to be an arms-length transaction.

II.

Acquisition of Certain Assets in Exchange for Series B Convertible Preferred Stock

Effective April 8, 2014, we completed an Asset Purchase Agreements (the “Agreement”) with Soren Soholt Christensen, a Danish citizen (“Christensen”), pursuant to which we have agreed to purchase certain precious stones known as the “Ruby Art Carvings” (hereinafter the “Assets”) owned by Christensen in exchange for shares of our Series B Convertible Preferred Stock.   The total number of shares of Series B Convertible Preferred Stock issued to Christensen as consideration for the Assets is 8,021,796 shares (the “Purchase Price). Each share of Series B Convertible Preferred Stock carried a 2% annual dividend and is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock is also entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance The Interest will accumulate from the date of issuance and may not be paid until twelve months (12) from the date on which the our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of the our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

III.

Appointment and Resignation of Certain Directors

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

Liquidity Risk in Certain Assets

We have certain precious stones known as the “Ruby Art Carvings” (the “Assets”). We acquired these Assets in exchange for shares of our Series B Convertible Preferred Stock.   A liquidity risk may arise in a situation where we desire to dispose of or trade the Assets, but we may not be able to do so because nobody in the market wants to acquire or trade for the Assets.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $253,009 as of December 31, 2014.

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

At December 31, 2014, we did not have an operating business.

At December 31, 2014, we did not have any operating business and we do not presently have sufficient capital to fund our expenses for the next 12 months. Our plans include a business combination with BNET. We cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial dilution to your ownership and/or voting power in the Company, including a potential decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our stock.

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

Holders of Our Common Stock

As of March 23, 2015, we had 65 shareholders of our common stock.

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

Stock Option Grants

None.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, UT 84111. Telephone (801) 355-5740. Website: www.colonialstock.com.

Recent Sales of Unregistered Securities

Effective April 8, 2014, we issued 8,021,796 shares of its Series B Convertible Preferred Stock in exchanged for certain precious stones known as the “Ruby Art Carvings.” Each share of Series B Convertible Preferred Stock carried a 2% annual dividend and is convertible into shares of the Company’s Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock is also entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance but may not be paid until twelve months (12) from the date on which our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At December 31, 2014 we had a working capital deficit of $102,356, as compared to a working capital deficit of $87,270 at December 31, 2013.  As of December 31, 2014, we had current assets of $596. We had $121,818 in liabilities as of December 31, 2014.  At December 31, 2014, we had a total accumulated deficit since inception of $253,009. We can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  Management will make periodic advances to us as needed to meet our working capital shortfall.

We have generated no revenues for the years ended December 31, 2014 and December 31, 2013. We are also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan, which includes acquiring the digital media assets of the private operating company BNET Communications, Inc. We believe we will be able to meet these costs through borrowing or advances from management or affiliates of management. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement or monetize our other assets. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of December 31, 2014, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. Given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2014 and 2013 to indicate that substantial doubt exists regarding our ability to continue as a going concern.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Net Cash (Used in) Operating Activities	$(9,069)	$(46,924)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$9,136	$46,919-
Net Increase (Decrease) in Cash	$67	$(5)

Results of Operations

We have not conducted any active operations for the years ended December 31, 2014 and December 31, 2013. We have not generated any revenues since our inception.  It is unlikely we will have any revenues unless we are able to complete the transactions contemplated by the Acquisition Agreement with BNET Communications, Inc. or monetize the Ruby Art Carvings discussed below. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.

For the years ended December 31, 2014, and December 31, 2013 we had a net loss of $33,952 and $63,581, respectively consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports and general, administrative, and interest expenses.

Effective April 8, 2014, we entered into an Asset Purchase Agreements (the “Agreement”) with a non-affiliate to issue 8,021,796 shares of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) in exchange for certain precious stones known as the “Ruby Art Carvings” (the “Assets”). The Series B Convertible Preferred Stock is convertible into an equivalent number of shares of our common stock at a conversion price of $40.00 per share. Currently, there is no trading market for the Series B Convertible Preferred Stock for purposes of valuing the securities issued in exchange for the Assets. Nor is there a trading market for our common stock that would be issued in the event of conversion of the Series B Convertible Preferred Stock. For purposes of financial statement presentation, we established the fair value of the Series B Convertible Preferred Stock issued in exchange for the Assets using an enterprise valuation of $350,000 at June 30, 2014. Using this value, the Company assigned a value of $18,866 to the Assets.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bnet Media Group, Inc

New York, NY

We have audited the accompanying consolidated balance sheets of BNet Media Group, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of BNet Media Group, Inc. and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 1, 2015

Bnet Media Group, Inc.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013

CURRENT ASSETS

Cash	$596	$529

Total Current Assets	596	529

Other Assets	18,866	-

TOTAL ASSETS	$19,462	$529

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$73,550	$48,667
Accounts payable-related parties	48,268	39,132

Total Current Liabilities	121,818	87,799

Total Liabilities	121,818	87,799

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 20,000,000 shares
authorized, 7,787,000 and no shares, respectively	7,787	7,787
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding	8,022	-
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 16,208,000 and 16,208,000 shares
issued and outstanding, respectively	16,208	16,208
Additional paid-in capital	118,636	107,792
Accumulated deficit	(253,009)	(219,057)

Total Stockholders' Equity (Deficit)	(102,356)	(87,270)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$19,462	$529

The accompanying notes are an integral part of these consolidated financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES

Professional fees	33,711	59,406
General and administrative	241	4,175

Total Operating Expenses	33,952	63,581

LOSS FROM OPERATIONS	(33,952)	(63,581)

INCOME TAX EXPENSE	-	-

NET LOSS	$(33,952)	$(63,581)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,208,000	72,189,063

The accompanying notes are an integral part of these consolidated financial statements

Bnet Media Group, Inc.
Consolidated Statements of Stockholders' Deficit

								Deficit
								Accumulated	Total
							Additional	During the	Stockholders'
	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2012	-	$-	-	$-	140,800,000	$140,800	$(16,800)	$(155,476)	$(31,476)

Common stock cancelled	-	-	-	-	(124,592,000)	(124,592)	124,592	-	-

Preferred stock issued for settlement of AP-RP	7,787,000	7,787			-	-	-	-	7,787

Net loss for year ended
December 31, 2013	-	-	-	-	-	-	-	(63,581)	(63,581)

Balance, December 31, 2013	7,787,000	$7,787	-	$-	16,208,000	$16,208	$107,792	$(219,057)	$(87,270)

Preferred stock issued for assets			8,021,796	8,022	-	-	10,844	-	18,866

Net loss for year ended
December 31, 2014	-	-	-	-	-	-	-	(33,952)	(33,952)

Balance, December 31, 2014	7,787,000	$7,787	8,021,796	$8,022	16,208,000	$16,208	$118,636	$(253,009)	$(102,356)

The accompanying notes are an integral part of these consolidated financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(33,952)	$(63,581)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-
Impairment of intangible assets	-	-
Changes in operating assets and liabilities:
Accounts payable	24,883	16,657

Net Cash Used in Operating Activities	(9,069)	(46,924)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in Related Party Payable	9,136	46,919
Common stock issued for cash	-	-

Net Cash Provided by Financing Activities	9,136	46,919

NET INCREASE (DECREASE) IN CASH	67	(5)

CASH AT BEGINNING OF PERIOD	529	534
CASH AT END OF PERIOD	$596	$529

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock issued to acquire assets	$18,866	$-
Cancellation of common stock	$-	$124,592
Issuance of preferred stock for settlement of related party accounts payable	$-	$7,787

The accompanying notes are an integral part of these consolidated financial statements.

Bnet Media Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Bnet Media Group, Inc., (the “Company”), was incorporated in the state of Nevada on December 29, 2008 for the purpose of providing marketing services to companies and individuals. The Company is a development stage enterprise and has not yet realized any revenues from operations. The Company’s efforts, to date, have focused primarily on the development and implementation of our business plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2014 and 2013 include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- and $-0- during the years ended December 31, 2014 and 2013, respectively.

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2014 and 2013, the Company had no dilutive common equivalent shares.

Bnet Media Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Year ended December 31, 2014	For the Year ended December 31, 2013
Loss (numerator)	$ (33,952)	$ (63,581)
Shares (denominator)	16,208,000	72,189,000
Per share amount	$ (0.00)	$ (0.00)

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2014 and 2013, cash and cash equivalents include cash on hand and cash in the bank.

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

Recent Accounting Pronouncements

In the period ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915):Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

Bnet Media Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Number in Series. The Series A Preferred consist of 20,000,000 shares, $0.001 par value per share.

Conversion Rights. The Series A Preferred do not have conversion rights.

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

Bnet Media Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

On August 28, 2013, the Company created a class of Series B, C and D Preferred Stock (the “Series A Preferred”). At December 31, 2014, we had 8,021,796 shares of Series B Preferred Stock outstanding and there were no Series C and D Preferred Stock outstanding. Except as otherwise specified, the key rights and preferences associated with the Series B, C, and D Preferred Stock are summarized below:

Number in Series. The Series B, C and D Preferred each consist of 20,000,000 shares, $0.001 par value per share.

Dividend Rights. In each calendar year, the holders of the then outstanding Series B, C, and D Preferred Stock shall be entitled to receive, when, as and if declared by the Board, out of any funds and assets of the Company legally available therefore, noncumulative dividends in an amount equal to any dividends or other Distribution on the Common Stock in such calendar year (other than a Common Stock Dividend). The Series B Preferred Stock is entitled to receive a two percent (2%) Annual Interest, beginning from the date of issuance but may not be paid until twelve months (12) from the date on which our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, at our option, in cash or restricted shares of our Common Stock. Interest will be paid by the issuance of our Common Stock, and the value of our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities exchange.

Conversion Rights. The shares of the Series B, C, and D Preferred Stock, when issued, are convertible into any other securities of the Company. Each share of 8,021,796 Series B Convertible Preferred Stock outstanding at December 31, 2014, can be converted to shares of Common Stock at the conversion price of $40.00 per share.

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

Voting Provisions.  The holders of the 2013 Series B, C, and D Preferred Stock shall be entitled to one (1) vote per shares of the Series B, C, and D Preferred Stock and to vote with the Common Stock of the Corporation on all matters submitted to a vote of Common Stockholders for all purposes. Except as otherwise provided herein or by the laws of the State of Nevada, the holders of the Series B, C, and D Preferred Stock and Common Stockholders shall vote together as one class on all matters submitted to shareholder vote of the Corporation.  So long as all or any shares of the Series B, C, and D Preferred Stock remain outstanding, without the approval of at least fifty-one percent (51%) of all outstanding shares of the Preferred Stock, voting separately as a single class, the Corporation shall not (i) authorize or issue any shares, or securities convertible into shares having preference over the 2013 Series A Preferred Stock with respect to the payment of dividends or rights upon dissolution, liquidation, winding up of the Corporation, or distribution of assets; (ii) sell, lease or convey (other than by mortgage) all or substantially all of the property or business of the Corporation, (iii) enter into any debenture, note or other debt instrument that would take priority to the liquidation preference of the Preferred Series A Preferred Stock or otherwise encumber the Company's fixed assets and/or intellectual property, other than in the ordinary course of business (e.g., receivables

Bnet Media Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

financing, equipment leases, revolving line of credit, etc), and (iv) increase the number of shares of authorized  Preferred Stock nor amend, alter, or repeal any of the provisions of its Certificate of Incorporation in any manner which materially adversely affects the preferences, privileges, restrictions or other rights of the  Series A Preferred Stock.

The Company has 800,000,000 common shares authorized at par value of $0.001 and 16,208,000 shares issued and outstanding at December 31, 2014.  The following is a list of all issuances of the Company’s common stock:

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

Issuance of Series B Convertible Preferred Stock to Acquire Certain Assets

Effective April 8, 2014, the Company entered into an Asset Purchase Agreements (the “Agreement”) with a non-affiliate to issue 8,021,796 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) in exchange for certain precious stones known as the “Ruby Art Carvings” (the “Assets”). The Series B Convertible Preferred Stock is convertible into an equivalent number of shares of the Company’s common stock at a conversion price of $40.00 per share. Currently, there is no trading market for the Series B Convertible

Preferred Stock for purposes of valuing the securities issued in exchange for the Assets. Nor is there a trading market for the Company’s common stock that would be issued in the event of conversion of the Series B Convertible Preferred Stock. For purposes of financial statement presentation, the Company has established the fair value of the Series B Convertible Preferred Stock issued in exchange for the Assets using an enterprise valuation of $350,000 at September 30, 2014. Using this value, the Company assigned a value of $18,866 to the Assets.  These Assets will be carried at the lower of cost ($18,866) or fair market value.

The Company made the offer and sale of the securities described above pursuant to an exempt from the registration requirements of the Securities Act of 1933, as amended, for the private placement of these securities pursuant to Section 4(2) of thereunder.

Bnet Media Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 5 – INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Net operating loss carryover	$ 58,646	$ 47,103
Stock issued for services	-	-
Impairment expense	-	-
Valuation allowance	(58,646)	(47,103)
Net deferred tax asset	$ -)	$ -)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the periods ended December 31, 2014 and 2013.

At December 31, 2014, the Company had net operating loss carry forwards of approximately $172,488 that may be offset against future taxable income through 2032.  No tax benefit has been reported in the December 31, 2014, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company is indebted to a related party for the amount of $48,268. This amount is unsecured, non-interest bearing, and due on demand.

On April 8, 2014, Company purchased 'ruby art carvings' for consideration of 8,021,500 Class “B” Preferred share from Soren Søholt Christensen. The Ruby Art Carvings are stored on the Company’s behalf by a business partner of Soren Sohold Christensen, a director of the Company. The Ruby Art Carvings are  kept in aluminum cases that are held in a vault located at Bregenz Bank in the city of Bregenz, Austria.  The Company’s board of directors has full access to the cases that hold the Ruby Art Carvings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

As of March 23, 2015, our executive officers were as follows:

Executive officers and directors

Name	Age	Positions
Gerald E. Sklar	76	Chief Executive Officer, President and Chairman of the Board
Robert Nickolas Jones	36	Chief Financial Officer
David M. Young	70	Secretary and Director
Søren Søholt Christensen	48	Director
Arnold James Sopczak	51	Director

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

Søren Søholt Christensen – Director

Mr. Christensen, is a Danish citizen and resides in Kalundborg, Denmark. Mr. Christensen has a diverse background with broad international business experience. From 1995 to the present, Mr. Christensen has been the General Manager of Ecco Trading, a producer of diamant (tanzanite) in Tanzania.  From 2002 to the present he has been employed by Statoil Offshore, Norway, as a process engineer. From 1997 to the present, has provided services for the Aeronautical Institute of Denmark, providing flight training and simulator training to pilot trainees.  From 1994 to 1999, he was a pilot for the United Nations, International Criminal Tribunal  of Rwanda. In addition to his flight credentials, Mr. Christensen served as an engineer in the Royal Danish Navy from 1983 to 1991. Mr. Christensen also holds a master dealer license in gem stones and in gold and is fluent in Danish, English, Norwegian and German languages.

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

Code of Ethics and Business Conduct

In 2013 we adopted a Code of Ethics and Business Conduct which applies to our officers, directors and employees.  The Code of Ethics and Business Conduct are written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and accountability for adherence to the code.  We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics and Business Conduct, by written request to, 291 South 200 West, Farmington  UT  84025, Attention: Corporate Secretary.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year (3)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerald E. Sklar PRES (1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2013 2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Anthony Sklar CTO (2)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
R. Nickolas Jones CFO (3)	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

David M. Young Sec (4)	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Bradley Jones President (5)	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Gerald E. Sklar became President of the Company on March 13, 2013.

(2)

Anthony E. Sklar became COO of the Company on March 13, 2013 and resigned effective August 12, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of March 23, 2015, certain information with respect to the beneficial ownership of our voting securities by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding voting securities by our current Directors and executive officers.   The named shareholders have sole voting and investment power with respect to the voting securities except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, Series A Preferred and Series B Preferred. Beneficial ownership is determined in accordance with the rules of the promulgated by the Commission and includes voting and/or investing power with respect to securities.

Title of Class	Name and Address of Beneficial Owner (4)	Amount of Beneficial Ownership	Percentage of Outstanding Voting Securities (5)
Series A Preferred Stock (1)	Gerald E. Sklar President and Director	3,893,500	41.86%

Series A Preferred Stock (1)	Anthony E. Sklar	3,893,500	41.86.0%
Series B Preferred Stock (2)	Soren Søholt Christensen, Director	8,021,796	5.43%
Common Stock (3)	R. Nickolas Jones Chief Financial Officer	640,000	0.43%

Common Stock (3)	Arnold Sopczak Director	3,000	0.002%
Common Stock (3)	David Young Secretary and Director	0	0.0%
All Officers and Directors as a Group (5 persons)	Series A Series B Common	3,893,500 8,021,796 643,000	47.72%

(1)  We have 7,787,000 shares of Series A Preferred Stock outstanding as of the date indicated. The outstanding Series A Preferred Stock is entitled to 16 votes per share.

(2)  We have 8,021,796 shares of Series B Preferred Stock outstanding as of the date indicated. The outstanding Series B Preferred Stock is entitled to one vote per share.

 (3)  We have 16,208,000 shares of Common Stock outstanding as of the date indicated. The outstanding Common Stock is entitled to one vote per share.

(4)  All named beneficial owners use the Company’s address, 291 South 200 West, Farmington  UT 84025, as their address of record.

(5)  Based on 148,821,796 shares of our voting securities outstanding assuming all classes voted as a group.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET will be 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding Common stock effective in June 2013.  While some of the conditions precedent to Closing have been satisfied, the closing is still subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements for the fiscal years ended December 31, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the BNET Assets established by the independent fair market valuation; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and Secretary and Anthony Sklar, a former officer and director of the Company. As result of their control position, our proposed acquisition of the bNET assets cannot be deemed to be an arms-length transaction.

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

Item 14. Principal Accounting Fees and Services

On March 13, 2013, we engaged, MaloneBailey, LLP (“MaloneBailey”) to serve as our independent registered public accounting firm for the year ending December 31, 2012. The following table shows the fees that were billed for the audit and other services provided by such firm for 2014 and 2013.

	2014	2013
Audit Fees	$8,500	$8,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,500	$8,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2014 and 2013 were pre-approved by the Board of Directors.

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

Bnet Media Group, Inc.

April 1, 2015	By: /s/ Gerald E. Sklar
Gerald E. Sklar, Chief Executive Officer and Principal Executive Officer

April 1, 2015	By: /s/ R. Nickolas Jones
R. Nickolas Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Gerald E. Sklar Gerald E. Sklar	Director, Chairman	April 1, 2015

/s/ Soren Søholt Christensen Soren Søholt Christensen	Director	April 1, 2015

/s/ Arnold James Sopczak Arnold James Sopczak	Director	April 1, 2015