Form 10-Q
period 2015-03-31
Bnet Media Group, Inc.
filed 2015-05-15
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2015

Commission File No.  333-178000

Bnet Media Group, Inc.

 (Exact name of Registrant as specified in its charter)

Nevada	30-0523156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

352 S 200 West, Ste. #3, Farmington, UT 84025

 (Address of principal executive offices, Zip Code)

(801) 928-8266

 (Registrant’s telephone number, including area code)

291 South 200 West, Farmington, UT 84025

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value.	21,428,000 shares outstanding as of May 14, 2015

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Bnet”, the “Company”, “we,” “our,” and “us” refer to Bnet Media Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited condensed consolidated financial statements of registrant for the three months ended March 31, 2015 and 2014 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	$1,218	$596

Total Current Assets	1,218	596

Other Assets	18,866	18,866

TOTAL ASSETS	$20,084	$19,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$71,813	$73,550
Customer Deposits	1,500	-
Accounts payable - related parties	56,637	48,268

Total Current Liabilities	129,950	121,818

STOCKHOLDERS' DEFICIT

Preferred stock series A: $0.001 par value, 100,000,000 shares
authorized, 7,787,000 and 7,787,000 shares issued and outstanding, respectively	7,787	7,787
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 16,208,000 and 16,208,000 shares
issued and outstanding, respectively	16,208	16,208
Additional paid-in capital	118,636	118,636
Accumulated deficit	(260,519)	(253,009)

Total Stockholders' Equity (Deficit)	(109,866)	(102,356)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$20,084	$19,462

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES

Professional fees	6,085	12,513
General and administrative	$1,425	$115

Total Operating Expenses	$7,510	$12,628

LOSS FROM OPERATIONS	(7,510)	(12,628)

NET LOSS	$(7,510)	$(12,628)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,208,000	16,208,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,510)	$(12,628)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Customer Deposits	1,500
Accounts payable	(1,737)	11,763

Net Cash Used in Operating Activities	(7,747)	(865)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in related party payable	8,369	1,000

Net Cash Provided by Financing Activities	8,369	-

NET INCREASE (DECREASE) IN CASH	622	135

CASH AT BEGINNING OF PERIOD	596	529

CASH AT END OF PERIOD	$1,218	$664

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Bnet Media Group, Inc. ("Bnet" or the "Company") have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Spire's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2014, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

NOTE 3 - RELATED PARTY

As of March 31, 2015, the Company is indebted to a related party for the amount of $56,637. This amount is unsecured, non-interest bearing, and due on demand.

Bnet Media Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

NOTE 4 - SUBSEQUENT EVENTS

On April 8, 2015, our board approved the issuance of  the following securities in satisfaction of $58,000 of debt as follows:

(1)           5,800,000 shares of Series A Non-convertible Preferred Stock at a price of $0.001 per share, for a total of $5,800; and

(2)           5,220,000 shares of common stock at a price of $0.01 per shares for a total of $52,200.

 The securities were issued to our Chief Executive Officer, Gerald Sklar in lieu of cash as full payment for $58,000 in funds advanced to pay the registration’s operations expenses, Arnold Sopzek, one of our directors. Our securities were issued in reliance on an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

On April 8, 2015, our directors approved the appointment of Robert Nickolas Jones, our Chief Financial Officer, to serve as our secretary and treasurer and to fill the vacancy created by the death of David M. Young, a director who was also serving as our secretary. Mr. Jones was appointed to serve as the secretary and treasurer until the next annual meeting and until such time as his successor is duly appointed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31.

Company Overview

We are a Nevada corporation incorporated on December 29, 2008. We have not conducted any active operations during the our fiscal years ended December 31, 2014 and 2013 and we have not generated any revenues since our inception.  It is unlikely we will have any revenues unless we are able to complete the transactions contemplated by the Acquisition Agreement with BNET Communications, Inc. or we are able to monetize the Ruby Art Carvings discussed below. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.

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

Results of Operations

For the three month periods ended March 31, 2015 and 2014

Revenues

We have had no revenues in the three-month period ended March 31, 2015 or 2014, respectively. It is unlikely we will have any revenues unless we are able to complete the transaction contemplated by the bNET Asset Purchase Agreement or we are able to monetize the Ruby Art Carvings. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.

Total Operating Expenses and Total Other Income (Expenses)

Our operating expenses for three-month periods ended March 31, 2015 were $7,510 compared to $12,628 for the same periods ended March 31, 2014, an decrease of $5,118.  The primary component of operating expenses during all of the respective periods are professional fees due to legal and accounting expenses incurred in connection with meeting our financial and reporting obligations associated with the reports and other filings we make with the Securities and Exchange Commission.

Our net loss for the three-month period ended March 31, 2015 was $7,510 compared to a net loss of $12,628 for the same period in 2014. This translates to a loss per share of $0.00 in both periods, based on a weighted average number of common shares outstanding of 16,208,000 and 16,208,000, respectively.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At March 31, 2015 we had a working capital deficit of $128,732, as compared to a working capital deficit of $253,009 at March 31, 2014.  At March 31, 2015 and 2014, we had current assets of 1,218 and $596 respectively.  At March 31, 2015, we had current liabilities of $129,950 as compared to $121,818 at March 31, 2014.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement or monetize our other assets. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of March 31, 2015, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2015. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. Given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2014 and 2013 to indicate that substantial doubt exists regarding our ability to continue as a going concern.

Cash Flows

For the three months ended March 31, 2015, net cash used by operating activities was $7,747 attributed to payments of $1,737 from accounts payable and an increase in customer deposits of $1,500, to offset operational losses of $7,510.

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

Evaluation of Disclosure and Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently ineffective.  Each of the factors identified in the 10-K filed with the Securities and Exchange Commission on April 1, 2015 have remained unresolved and have been considered to be material weaknesses in our controls.

Changes in Internal Controls over Financial Reporting.

There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10-K filed with the Securities and Exchange Commission on April 1, 2015, continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

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

None.

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

BNET MEDIA GROUP, INC.
Dated: May 15, 2015	/s/ Gerald E. Sklar
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer

Dated: May 15, 2015	/s/ Robert Nickolas Jones
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer