Form 10-Q
period 2015-06-30
Bnet Media Group, Inc.
filed 2015-08-14
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2015

Commission File No.  333-178000

Bnet Media Group, Inc.

 (Exact name of Registrant as specified in its charter)

Nevada	30-0523156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

352 South 200 West, Suite 3, Farmington, UT 84025

 (Address of principal executive offices, Zip Code)

 (801) 928-8266

 ___________________________________________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value.	35,015,000 shares outstanding as of August __, 2015

1

2

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Bnet”, the “Company”, “we,” “our,” and “us” refer to Bnet Media Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited financial statements of registrant for the three and six months ended June 30, 2015 and 2014 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal and recurring nature

Bnet Media Group, Inc.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS

Cash	$2,538	$529

Total Current Assets	2,538	529

Other Assets	18,866	18,866

TOTAL ASSETS	$21,404	$19,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$87,138	$73,550
Customer Deposits	3,000	-
Accounts payable - related parties	100	48,268

Total Current Liabilities	90,238	121,818

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock
Series A: $0.001 par value, 100,000,000 shares authorized, 13,587,000 and 7,787,000 shares issued and outstanding, respectively	13,587	7,787
Series B: .001 par value, 20,000,000 shares authorized, 8,021,796 and -0- shares issued and outstanding respectively	8,022	8,022
Series C: .001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding respectively	-	-
Series D: .001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding respectively	-	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 21,428,000 and 16,208,000 shares
issued and outstanding, respectively	21,428	16,208
Additional paid-in capital	165,616	118,636
Deficit accumulated during the development stage	(277,487)	(253,009)

Total Stockholders' Deficit	(68,834)	(102,356)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$21,404	$19,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Professional fees	15,325	7,410	21,410	19,923
General and administrative	1,643	42	3,068	157

Total Operating Expenses	16,968	7,452	24,478	20,080

LOSS FROM OPERATIONS	(16,968)	(7,452)	(24,478)	(20,080)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(16,968)	$(7,452)	$(24,478)	$(20,080)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	20,969,099	16,208,000	18,601,702	16,208,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Bnet Media Group, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(24,478)	$(20,080)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-
Impairment of intangible assets	-	-
Changes in operating assets and liabilities:
Customer deposits	3,000	-
Accounts payable	13,588	19,173
Accounts payable - related parties	9,832	1,000

Net Cash Provided by Operating Activities	1,942	93

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	1,942	93

CASH AT BEGINNING OF PERIOD	596	534

CASH AT END OF PERIOD	$2,538	$627

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock issued for other investment	$-	$18,866
Preferred stock -"Series A" issued for debt - related party	$5,800	$-
Common stock issued for debt - related party	$52,200	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2014 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

NOTE 4- RELATED PARTY

As of June 30, 2015, the Company is indebted to a related party for the amount of $100. This amount is unsecured, non-interest bearing, and due on demand.

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

NOTE 5 – SUBSEQUENT EVENTS

On July 20, 2015, the Company’s board of directors approved the issuance of 40,000,000 shares of the Company’s securities in satisfaction of $40,000 of debt as follows:

(1)           6,413,000 shares of Series A Non-convertible Preferred Stock at a price of $0.01 per share, for a total of $6,413.00; and

(2)           13,587,000 shares of common stock at a price of $0.001 per shares for a total of $13,587.00, and

(3).

20,000,000 shares of Series D Convertible Preferred Stock at a price of $0.01 per share, for a total of $20,000.00

The securities were issued to the Company’s Chief Executive Officer, Gerald Sklar, Chief Financial Officer, R Nickolas Jones, and Board of Director member, Arnold Sopczak in lieu of cash as full payment for $40,000 in funds advanced to pay the Company’s operations expenses.

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

Company Overview

We are a Nevada corporation incorporated on December 29, 2008. We have not conducted any active operations during the fiscal years ended December 31, 2014 and 2013 and we have not generated any revenues since our inception.  It is unlikely we will have any revenues unless we are able to complete the transactions contemplated by the Acquisition Agreement with BNET Communications, Inc. or we are able to monetize the Ruby Art Carvings discussed below. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.

Results of Operations

For the three and six months ended June 30, 2015 and 2014

Revenues

We have had no revenues in either of the three-month or six-month periods ended June 30, 2015 or 2014. It is unlikely we will have any revenues unless we are able to complete the transaction contemplated by the bNET Asset Purchase Agreement or we are able to monetize the Ruby Art Carvings. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.

Total Operating Expenses and Total Other Income (Expenses)

Our operating expenses for three and six month periods ended June 30, 2015 were $16,968 and $24,478 compared to $7,452  and $20,080 for the same periods ended June 30, 2014, an increase of $9,516 and $4,398.  The primary component of operating expenses during all of the respective periods are professional fees due to legal and accounting expenses incurred in connection with meeting our financial and reporting obligations associated with the reports and other filings we make with the Securities and Exchange Commission.

Our net loss for the three and six month periods ended June 30, 2015 was $16,968 and $24,478, respectively, compared to a net loss of  $7,452 and $20,080 for the same periods in 2014. This translates to a loss per share of $(0.00) in all periods, based on a weighted average number of common shares outstanding of 20,969,099 and 18,601,702 for the three months and six months ended June 30, 2015, and 16,208,000 for the three and six months ended June 30, 2014.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At June 30, 2015 we had a working capital deficit of $87,700, as compared to a working capital deficit of $121,289  at December 31, 2014.  At June 30, 2015 and June 30, 2014, we had assets consisting a ruby collection and cash of $2,538 and $622 respectively.  At June 30, 2015, we had current liabilities of $90,238 as compared to $107,972 at June 30, 2014.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement or monetize our other assets. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of June 30, 2015, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2015. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. Given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2014 and 2013 to indicate that substantial doubt exists regarding our ability to continue as a going concern.

Cash Flows

For the six months ended June 30, 2015, net cash provided by operating activities was $1,942 attributed to proceeds from accounts payable, customer deposits and related-party accounts payable of $13,588, $3,000 and $9,832, respectively, to offset operational losses of $24,478.

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

Evaluation of Disclosure and Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently ineffective.  Each of the factors identified in the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ending December 31, 2014 have remained unresolved and have been considered to be material weaknesses in our controls.

Changes in Internal Controls over Financial Reporting.

There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014, continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Articles of Incorporation (2)(3)
3.4	Amended Bylaws (2)
3.5	Certificate of Amendment to Articles of Incorporation (3)
3.6	Certificate of Amendment to Articles of Incorporation (4)
10.1	Asset Purchase Agreement between bNET Communications, Inc. and BnetEFactor, Inc. (3)
10.4	Asset Purchase Agreement between Bnet Media Group, Inc. and Soren Soholt Christensen, dated April 9, 2014 (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 16, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2012.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2013.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 12, 2013.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNET MEDIA GROUP, INC.
Dated: August 14, 2015	/s/ Gerald E. Sklar
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer

Dated: August 14, 2015	/s/ Robert Nickolas Jones
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer

4