Form 10-Q
period 2015-09-30
Bnet Media Group, Inc.
filed 2015-11-16
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value.	35,015,000 shares outstanding as of November 16, 2015

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Bnet”, the “Company”, “we,” “our,” and “us” refer to Bnet Media Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited financial statements of registrant for the three and nine months ended September 30, 2015 and 2014 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal and recurring nature

Bnet Media Group, Inc.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	1,412	596

Total Current Assets	1,412	596

Other Assets	18,866	18,866

TOTAL ASSETS	$20,278	$19,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$85,651	$73,550
Customer deposits	3,000	-
Accounts payable - related parties	14,379	48,268

Total Current Liabilities	103,030	121,818

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock
Series A: $0.001 par value, 100,000,000 shares authorized, 20,000,000 and 7,787,000 shares issued and outstanding, respectively	20,000	7,787
Series B: $0.001 par value, 20,000,000 shares authorized, 8,021,796 and 8,021,796 shares issued and outstanding respectively	8,022	8,022
Series C: $0.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding respectively	-	-
Series D: $0.001 par value, 20,000,000 shares authorized, 20,000,000 and -0- shares issued and outstanding respectively	20,000	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 and 16,208,000 shares
issued and outstanding, respectively	35,015	16,208
Additional paid-in capital	287,899	118,636
Accumulated deficit	(453,688)	(253,009)

Total Stockholders' Deficit	(82,752)	(102,356)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$20,278	$19,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Professional fees	12,233	7,978	33,643	27,900
Executive compensation	122,283	-	122,283	-
General and administrative	41,685	42	44,753	200

Total Operating Expenses	176,201	8,020	200,679	28,100

LOSS FROM OPERATIONS	(176,201)	(8,020)	(200,679)	(28,100)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(176,201)	$(8,020)	$(200,679)	$(28,100)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	32,061,304	16,208,000	23,118,418	16,208,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Bnet Media Group, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(200,679)	$(28,100)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	122,283	-
Changes in operating assets and liabilities:
Customer deposits	3,000	-
Accounts payable	12,101	19,573
Accounts payable - related parties	64,111	4,578

Net Cash Provided by (Used in) Operating Activities	816	(3,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Other assets-investment	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party advances	-	4,000
Preferred stock issued for assets	-	-
Common stock issued for cash	-	-
Additional paid-in capital	-	-

Net Cash Provided by Financing Activities	-	4,000

NET INCREASE IN CASH	816	51

CASH AT BEGINNING OF PERIOD	596	529

CASH AT END OF PERIOD	$1,412	$580

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock to acquire assets	$-	$18,866
Series A Preferred stock issued for debt	$12,213	$-
Series D Preferred stock issued for debt	$20,000	$-
Common stock issued for debt	$65,787	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bnet Media Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2014 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

NOTE 4- RELATED PARTY

On July 20, 2015, the Company’s board of directors approved the issuance of 40,000,000 shares of the Company’s securities in satisfaction of $40,000 of debt and as a payment of $122,283 for service rendered to the Company as follows:

(1)           6,413,000 shares of Series A Non-convertible Preferred Stock at a price of $0.001 per share, for a total of $6,413.00; and

(2)           13,587,000 shares of common stock at a price of $0.01 per shares for a total of $135,870.00, and

(3).

20,000,000 shares of Series D Convertible Preferred Stock at a price of $0.001 per share, for a total of $20,000.00

The securities were issued to the Company’s Chief Executive Officer, Gerald Sklar, Chief Financial Officer, R Nickolas Jones, and Board of Director member, Arnold Sopczak in lieu of cash as full payment for $40,000 in funds advanced to pay the Company’s operations expenses and as a payment of $122,283 for service rendered to the Company.

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

Results of Operations

For the three and nine months ended September 30, 2015 and 2014

Revenues

We have had no revenues in either of the three-month or nine-month periods ended September 30, 2015 or 2014. It is unlikely we will have any revenues unless we are able to complete the transaction contemplated by the bNET Asset Purchase Agreement or we are able to monetize the Ruby Art Carvings. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.

Total Operating Expenses and Total Other Income (Expenses)

Our operating expenses for three and nine month periods ended September 30, 2015 were $ 176,201 and $200,679 compared to $8,020  and $28,100 for the same periods ended September 30, 2014, an increase of $168,181 and $172,579.  The primary component of operating expenses during all of the respective periods are professional fees due to legal and accounting expenses incurred in connection with meeting our financial and reporting obligations associated with the reports and other filings we make with the Securities and Exchange Commission.

Our net loss for the three and nine month periods ended September 30, 2015 was $176,201 and $200,679, respectively, compared to a net loss of $8,020 and $28,100 for the same periods in 2014. This translates to a loss per share of $(0.00) in all periods, based on a weighted average number of common shares outstanding of 32,061,304 and 23,118,418 for the three months and nine months ended September 30, 2015, and 16,208,000 for the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At September 30, 2015 we had a working capital deficit of $101,618, as compared to a working capital deficit of $121,222 at December 31, 2014.  At September 30, 2015 and September 30, 2014, we had assets consisting a ruby collection and cash of $20,278 and $19,446 respectively.  At September 30, 2015, we had current liabilities of $103,030 as compared to $121,818 at December 31, 2014.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNet Asset Purchase Agreement or monetize our other assets. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay costs of employees).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement. As of September 30, 2015, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments for the remainder of 2015. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. Given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2014 and 2013 to indicate that substantial doubt exists regarding our ability to continue as a going concern.

Cash Flows

For the nine months ended September 30, 2015, net cash provided by operating activities was $816 attributed to proceeds from accounts payable, customer deposits and related-party accounts payable of $12,101, $3,000 and $64,111, respectively, to offset operational losses of $200,679.

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

BNET MEDIA GROUP, INC.
Dated: November 16, 2015	/s/ Gerald E. Sklar
By: Gerald E. Sklar
Its: Chief Executive Officer and Principal Executive Officer

Dated: November 16, 2015	/s/ Robert Nickolas Jones
By: Robert Nickolas Jones
Its: Chief Financial Officer and Principal Accounting Officer

4