Form 10-K
period 2015-12-31
Bnet Media Group, Inc.
filed 2016-04-14
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55582

BNET MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	30-0523156 (I.R.S. Employer Identification No.)
352 South 200 West Farmington, UT (Address of principal executive offices)	84025 (Zip Code)

Registrant’s telephone number, including area code    (801) 928-8266

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ____      No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes              No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files).   Yes              No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ______

Accelerated filer  _______

Non-accelerated filer

Smaller reporting company

X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes     X         No

Aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2015): $0 as there was no public market for the registrant’s common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 8, 2016, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

OTHER PERTINENT INFORMATION

References in this Form 10-K, unless another date is stated, are to December 31, 2015. As used herein, the “Company,” “Horizontal Marketing Corp.,” “Bnet Media Group, Inc.,” “we,” “us,” “our” and words of similar meaning all refer to Bnet Media Group, Inc.

ITEM 1. Business

Overview of the Company’s Formation and Recent Events

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. We have realized only marginal any revenues from operations. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

According to our prior management’s disclosure in our periodic reports we did not have any business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore we were historically a “shell” company and will be until we either develop business operations organically or acquire an operating business.  We are considered a “shell” company because we have no or nominal assets and nor or nominal operations and no employees.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will be a “shell” company.

I.

Agreement to Acquire the Assets of bNET Communications, Inc.

On November 30, 2012, we entered into an Asset Purchase Agreements (the “Bnet Asset Purchase Agreement”) with bNET Communications, Inc., a Nevada corporation (“BNET”), pursuant to which we have agreed to purchase BNET’s digital media library in exchange for shares of our common stock. BNET operates bnetTV.com, and bnetTV.com, Inc., a content aggregator, internet broadcasting, publishing company and accredited media organization, that creates and distributes video content pertaining to new technology, primarily at corporate and consumer events, trade shows and conferences. bnetTV.com, Inc., has been streaming live broadcasts of corporate annual meetings over the internet for many large and small firms and broadcasting awards shows for various industries.

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock issued to BNET was 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions precedent to Closing have been satisfied, the closing is still subject to a number of conditions, among which required that BNET provide us with (1) audited financial statements for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

bnetTV’s digital media library consists of thousands of recorded conference programs and interviews. bnetTV provides professional video and media content over IP based networks for emerging technology companies and any individuals interested in those companies.

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and Secretary and Anthony Sklar, one of our former officers and directors. As result of Gerald Sklar’s control position, if our proposed acquisition of the bNET Communications assets closes it will not be deemed to be an arms-length transaction.

II.

Acquisition of Certain Assets in Exchange for Series B Convertible Preferred Stock

Effective April 8, 2014, we completed an Asset Purchase Agreement (the “Agreement”) with Soren Soholt Christensen, a Danish citizen (“Christensen”), pursuant to which we purchased certain precious stones known as the “Ruby Art Carvings” (hereinafter the “Assets”) owned by Christensen in exchange for shares of our Series B Convertible Preferred Stock.   The total number of shares of Series B Convertible Preferred Stock issued to Christensen as consideration for the Assets is 8,021,796 shares (the “Purchase Price”). Each share of Series B Convertible Preferred Stock carries a 2% annual dividend and is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock is also entitled to receive a two percent (2%) annual interest, beginning from the date of issuance.  The Interest will accumulate from the date of issuance and may not be paid until twelve months (12) from the date on which the our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, on the value of the Purchase Price (the Series B Convertible Shares multiplied by the conversion price) at our option, in cash or restricted shares of our Common Stock. Interest paid by the issuance of our Common Stock, and the value of our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities trading platform.

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

David Young, one our Directors, passed away on March 26, 2015.

ITEM 1A. Risk Factors

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing.  We reserve the right to not provide risk factors in our future filings.  Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected.

There is a Liquidity Risk Associated with Certain of our Assets.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $428,219 as of December 31, 2015.

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

At December 31, 2015, we did not have an operating business.

At December 31, 2015, we did not have any operating business and we do not presently have sufficient capital to fund our expenses for the next 12 months. Our plans include a business combination with BNET. We cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial dilution to your ownership and/or voting power in the Company, including a potential decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our stock.

We are deemed a “Shell Company” as such we are subject to additional reporting and disclosure requirements that may affect our short-term prospects to implement our business plan and could result in a loss of your entire investment.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash and the “Ruby Art Carvings” as our only assets; therefore, we are defined as a shell company. The rules prohibit shell companies from using a

Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of a transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities by our shareholders pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company"; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; and, 3) have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.” If less than 12 months has elapsed since the Company ceases being a “shell company”, then only registered securities can be sold pursuant to Rule 144. Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

There is no assurance of a public market or that the Common Stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that FINRA, which operates the OTC Electronic Bulletin Board, will approve a quotation for our common stock over-the-counter nor can there be any assurance a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is currently no public trading market for our Common Stock and no such market may ever develop. While we intend to seek and obtain quotation of our Common Stock for trading on the OTC Bulletin Board (“OTCBB”) or other recognized trading platform, there is no assurance that our application will be approved. An application for quotation on the OTC Bulletin Board must be submitted by one or more market makers who: 1) are approved by the Financial Industry Regulatory Authority ("FINRA"), 2) who agree to sponsor the security, and 3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board. In order for a security to be eligible for quotation by a market maker on the OTC Bulletin Board, the security must be registered with the SEC and the company must be current in its required filings with the SEC. There is no assurance that our shares will be traded over-the-counter or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of April 6, 2016, we had 76 shareholders of our common stock.

Rule 144 Shares

All shares of our Common Stock that are "restricted securities" as defined under Rule 144 promulgated under the Securities Act may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Pursuant to Rule 144, a company must cease to be a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, one year must elapse from the time a “shell company”, files “Form 10 type information” with the SEC, and the issuer must remain current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), before a restricted shareholder can resell their holdings in reliance on Rule 144.  “Form 10-type information” is equivalent to information that a company would be required to file if it were registering a class of securities on a Form 10 Registration Statement under the Exchange Act. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current “Form 10-type information” with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by our shareholders may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the SEC when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

Stock Option Grants

None.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, UT 84111. Telephone (801) 355-5740. Website: www.colonialstock.com.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the three months ended December 31, 2015.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for our fiscal years ended December 31, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At December 31, 2014 we had a working capital deficit of $121,222, as compared to a working capital deficit of $114,574 at December 31, 2015.  As of December 31, 2015, we had current assets of $15,550. We had $130,124 in liabilities as of December 31, 2015.  At December 31, 2015, we had a total accumulated deficit since inception of $428,219. We can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  Management will make periodic advances to us as needed to meet our working capital shortfall.

We generated revenues of $3,000 for the year ended December 31, 2015 and we did not generate any revenues for the year ended December 31, 2014. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing expenses and to seek to execute on our business plan, which includes acquiring the digital media assets of the private operating company bNET Communications, Inc. We believe we will be able to meet these costs through borrowing or advances from management or affiliates of management. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement or monetize our other assets. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay consultants).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of December 31, 2015, our remaining cash is insufficient to cover our current liabilities, obligations and contractual commitments. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. Given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2015 and 2014 to indicate that substantial doubt exists regarding our ability to continue as a going concern.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Net Cash (Used in) Operating Activities	$(23,646)	$(9,069)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$38,600	$9,136
Net Increase (Decrease) in Cash	$14,954	$67

Results of Operations

Active operations resulted in $3,000 of revenues, for the year ended December 31, 2015. We did not conduct any active operations for the year ended December 31, 2014. It is unlikely we will have any significant revenues unless we are able to complete the transactions contemplated by the Acquisition Agreement with bNET Communications, Inc. or monetize the Ruby Art Carvings discussed elsewhere in this filing. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.

For the years ended December 31, 2015, and December 31, 2014 we had a net loss of $175,210 and $33,952, respectively consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports and general, administrative, and interest expenses.

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

Contractual Obligations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bnet Media Group, Inc.

We have audited the accompanying consolidated balance sheet of Bnet Media Group, Inc. as of December 31, 2015, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2015.  Bnet Media Group, Inc.’s management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bnet Media Group, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bnet Media Group, Inc

New York, NY

We have audited the accompanying consolidated balance sheet of BNet Media Group, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2014 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of BNet Media Group, Inc. and its subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 1, 2015

Bnet Media Group, Inc.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2015	2014

CURRENT ASSETS

Cash	$15,550	$596

Total Current Assets	15,550	596

Other Assets	18,866	18,866

TOTAL ASSETS	$34,416	$19,462

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$69,544	$73,550
Accounts payable-related parties	60,580	48,268

Total Current Liabilities	130,124	121,818

Total Liabilities	130,124	121,818

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 100,000,000 shares
authorized, 20,000,000 and 7,787,000 shares, respectively	20,000	7,787
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 issued and outstanding	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	-
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 and 16,208,000 shares
issued and outstanding, respectively	35,015	16,208
Additional paid-in capital	249,474	118,636
Accumulated Deficit	(428,219)	(253,009)

Total Stockholders' Equity (Deficit)	(95,708)	(102,356)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$34,416	$19,462

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$3,000	$-

OPERATING EXPENSES

Professional fees	46,247	33,711
General and administrative	131,963	241

Total Operating Expenses	178,210	33,952

LOSS FROM OPERATIONS	(175,210)	(33,952)

INCOME TAX EXPENSE	-	-

NET LOSS	$(175,210)	$(33,952)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	26,225,740	16,208,000

The accompanying notes are an integral part of these financial statements

Bnet Media Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2013	7,787,000	$7,787	-	$-	-	$-	16,208,000	$16,208	$107,792	$(219,057)	$(87,270)

Preferred stock issued for assets			8,021,796	8,022					10,844		18,866

Net loss for year ended
December 31, 2014	-	-	-	-	-	-	-	-	-	(33,952)	(33,952)

Balance, December 31, 2014	7,787,000	$7,787	8,021,796	$8,022	-	$-	16,208,000	$16,208	$118,636	$(253,009)	$(102,356)

Common stock issued for services	-	-	-	-	-	-	13,587,000	13,587	(1,359)	-	12,228

Common stock issued for settlement of related party payable	-	-	-	-	-	-	5,220,000	5,220	580	-	5,800

Preferred stock "Series A" issued for services	6,413,000	6,413	-	-	-	-	-	-	82,217	-	93,630

Preferred stock "Series A" issued for liabilities	5,800,000	5,800	-	-	-	-	-	-	46,400	-	52,200

Preferred stock "Series D" issued for services	-	-	-	-	20,000,000	20,000	-	-	(2,000)	-	18,000

Net loss for year ended
December 31, 2015	-	-	-	-	-	-	-	-	-	(175,210)	-

Balance, December 31, 2015	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(428,219)	$95,708
The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(175,210)	$(33,952)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	12,228	-
Preferred stock issued for services	111,630	-
Changes in operating assets and liabilities:
Accounts payable - related party	31,712	-
Accounts payable	(4,006)	24,883

Net Cash Provided by (Used in) Operating Activities	(23,646)	(9,069)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payable	38,600	9,136

Net Cash Provided by Financing Activities	38,600	9,136

NET INCREASE (DECREASE) IN CASH	14,954	67

CASH AT BEGINNING OF PERIOD	596	529
CASH AT END OF PERIOD	$15,550	$596

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock issued to acquire assets	-	18,866
Common stock issued for settlement of
related party payable	$5,800	$-
Preferred "Series A" stock issued for settlement of
related party payable	$52,200	$-

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Bnet Media Group, Inc. (FKA BnetEFactor, Inc.), (the “Company”), was incorporated in the state of Nevada on December 29, 2008 for the purpose of providing marketing services to companies and individuals. The Company has not yet realized any revenues from operations. The Company’s efforts, to date, have focused primarily on the development and implementation of our business plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2015 and 2014 include the accounts of the Company and its wholly-owned subsidiary, Quiet Star Entertainment, Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- and $-0- during the years ended December 31, 2015 and 2014, respectively.

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2015 and 2014, the Company had no dilutive common equivalent shares. For the years ended December 31, 2015 and 2014, convertible preferred stock in the amount of 28,021,796 and 15,808,796, respectively, were excluded from loss per share because their effect would be anti-dilutive.

Bnet Media Group, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Loss (numerator)	$ (175,210)	$ (33,952)
Shares (denominator)	26,225,740	16,208,000
Per share amount	$ (0.01)	$ (0.00)

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2015 and 2014, cash and cash equivalents include cash on hand and cash in the bank.

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

Revenue Recognition

The Company’s sales revenue is derived from the sale of video services.  The Company records revenue at the time the services are provided and collectability is reasonably assured.  The Company currently holds no inventory.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.  As of December 31, 2015, the Company has recognized $-0- in impairment expense.

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

Bnet Media Group, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 3 - GOING CONCERN (CONTINUED)

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 100,000,000 preferred shares authorized at par value of $0.001.

Series A Preferred Stock

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

Bnet Media Group, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

Series B, C and D Preferred Stock

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

Voting Provisions.  The holders of the 2013 Series B, C, and D Preferred Stock shall be entitled to one (1) vote per shares of the Series B, C, and D Preferred Stock and to vote with the Common Stock of the Corporation on all matters submitted to a vote of Common Stockholders for all purposes. Except as otherwise provided herein or by the laws of the State of Nevada, the holders of the Series B, C, and D Preferred Stock and Common Stockholders shall vote together as one class on all matters submitted to shareholder vote of the Corporation.  So long as all or any shares of the Series B, C, and D Preferred Stock remain outstanding, without the approval of at least fifty-one percent (51%) of all outstanding shares of the Preferred Stock, voting separately as a single class, the Corporation shall not (i) authorize or issue any shares, or securities convertible into shares having preference over the 2013 Series A Preferred Stock with respect to the payment of dividends or rights upon dissolution, liquidation, winding up of the Corporation, or distribution of assets; (ii) sell, lease or convey (other than by mortgage) all or substantially all of the property or business of the Corporation, (iii) enter into any debenture, note or other debt instrument that would take priority to the liquidation preference of the Preferred Series A Preferred Stock or otherwise encumber the Company's fixed assets and/or intellectual property, other than in the ordinary course of business (e.g., receivables financing, equipment leases, revolving line of credit, etc.), and (iv) increase the number of shares of authorized  Preferred Stock nor amend, alter, or repeal any of the provisions of its Certificate of Incorporation in any manner which materially adversely affects the preferences, privileges, restrictions or other rights of the  Series A Preferred Stock.

Bnet Media Group, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has 800,000,000 common shares authorized at par value of $0.001 and 35,015,000 shares issued and outstanding at December 31, 2015.  The following is a list of all issuances of the Company’s common stock:

On June 6, 2013, the Company completed a 1-for-16 forward split of the outstanding common stock so that for every 1 share of common stock held beneficially or of record by a Stockholder, that Stockholder is entitled to receive 15 additional shares of Common Stock as a deemed dividend.

On June 13, 2013, Bnet Media Group, Inc.’s (the “Company”) entered into a Share Exchange Agreement by and among the Company and Gerald E. Sklar and Anthony E. Sklar (collectively the “Shareholders”). The Shareholders are both officers and directors of the Company and also the beneficial owners of approximately 86% of the Company’s common stock, par value $0.001 per share (the “Common Stock”).  Under the terms of the Share Exchange Agreement, the Shareholders agreed to exchange 124,592,000 shares of the Company’s Common Stock and tender $7,787.00 in consideration for 7,787,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”). The exchange is based on one (1) share of Series A Preferred for every sixteen (16) shares of Common Stock exchanged. Each share of Series A Preferred is entitled to sixteen (16) votes on any matter properly brought before the Company’s shareholders for a vote. The Exchange is effective June 13, 2013.

2014 Equity Issuances

 Effective April 8, 2014, the Company entered into an Asset Purchase Agreements (the “Agreement”) with a Company Director to issue 8,021,796 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) in exchange for certain precious stones known as the “Ruby Art Carvings” (the “Assets”). The Series B Convertible Preferred Stock is convertible into an equivalent number of shares of the Company’s common stock at a conversion price of $40.00 per share. Currently, there is no trading market for the Series B Convertible

Preferred Stock for purposes of valuing the securities issued in exchange for the Assets. Nor is there a trading market for the Company’s common stock that would be issued in the event of conversion of the Series B Convertible Preferred Stock. For purposes of financial statement presentation, the Company has established the fair value of the Series B Convertible Preferred Stock issued in exchange for the Assets using an enterprise valuation of $350,000 at September 30, 2014. Using this value, the Company assigned a value of $18,866 to the Assets.

The Company made the offer and sale of the securities described above pursuant to an exempt from the registration requirements of the Securities Act of 1933, as amended, for the private placement of these securities pursuant to Section 4(2) of thereunder.

2015 Equity Issuances

 On July 20, 2015, the Company’s board of directors approved the issuance of 40,000,000 shares of the Company’s securities as follows:

(1)           6,413,000 shares of Series A Non-convertible Preferred Stock at a price of $0.0146 per share, for a total of $93,630; and

(2)           13,587,000 shares of common stock at a price of $0.0009 per shares for a total liabilities of $12,228, and

(3).

20,000,000 shares of Series D Convertible Preferred Stock at a price of $0.0009 per share, for a total of $18,000.

The securities were issued to the Company’s Chief Executive Officer, Chief Financial Officer, and Director in lieu of cash as full payment for $40,000 in funds advanced to pay the Company’s operations expenses and as a payment of $123,858 for service rendered to the Company.

Bnet Media Group, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

On April 8, 2015, our board approved the issuance of the following securities as follows:

(1)           5,800,000 shares of Series A Non-convertible Preferred Stock at a price of $0.0146 per share, for a total of $52,200; and

(2)           5,220,000 shares of common stock at a price of $0.0009 per shares for a total of $5,800.

 The securities were issued to our Chief Executive Officer, Gerald Sklar and a Company Director in lieu of cash as full payment for $58,000 in liabilities owed. Our securities were issued in reliance on an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

Stock Incentive Plans

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

NOTE 5 – INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Net operating loss carryover	$ 65,707	$ 52,886
Stock issued for services	42,805	-
Impairment expense	5,780	5,780
Valuation allowance	(114,292)	(58,646)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the periods ended December 31, 2015 and 2014.

At December 31, 2015, the Company had net operating loss carry forwards of approximately $193,225 that may be offset against future taxable income through 2035.  No tax benefit has been reported in the December 31, 2015, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Bnet Media Group, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 5 – INCOME TAXES (CONTINUED)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2015 and 2014, the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. Of the amount owing of $60,580 at December 31, 2015, an Officer of the Company advanced $38,600 to the Company during the year-ended December 31, 2015.

See Note 4 for related party stockholders equity transactions.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and there were no significant subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)             Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2015.

Item 9B – Other Information

There are no events required to be disclosed by the Item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2015, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Executive officers and directors

Name	Age	Positions
Gerald E. Sklar	77	Chief Executive Officer, President and Chairman of the Board
Robert Nickolas Jones	37	Chief Financial Officer Secretary and Director
Søren Søholt Christensen	50	Director
Arnold James Sopczak	52	Director

Gerald E. Sklar – Director, Chairman of the Board, President, and CEO.

Gerald (Gerry) has more than 50 years of management and financial expertise, and he has raised more than two hundred million dollars in financing for public and non-public companies. Gerry currently serves as the President, Chief Executive Officer (CEO) and Chairman of the Board of bNET Communications, Inc. – a content aggregator, internet broadcasting company and an accredited media organization that creates and distributes video content pertaining to new technology, primarily at corporate and consumer events, trade shows, and conferences. The company specializes in streaming live broadcasts of corporate annual meetings over the Internet for many large and small firms, streaming awards shows for various business sectors, and providing extensive conference coverage for a variety of fields, including mobile, healthcare, display, wireless, and other technologies. The company provides more than 2.5 million streams per month, and has a global audience exceeding 7 million. Since 2001, Gerry has also served as the President, CEO and Chairman of the Board of BNET Communications’ parent corporation, Winmax Trading Group, Inc. Gerry’s experience includes serving as an Officer and Director of American Benefits Group, Inc., a gem resource mining firm with operations in Madagascar (1997 – 2002); and a Director of Seaboard an officer and director of the Corporation.  Life Insurance Company, where he to led a merger team to acquire other insurance companies. Since 1989, Gerry has also been self-employed in the field of finance. Gerry holds a Bachelor of Arts Degree in Economics from the University of British Columbia in Vancouver, British Columbia, Canada. After graduation, he worked as an accountant and auditor for a Vancouver accounting firm from 1964 – 1970.

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

Family Relationships

There are no family relationships between any of our directors or officers.

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

Compliance with Section 16(a) of the Exchange Act

The Company was not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2015.

Code of Ethics and Business Conduct

. We have not formally adopted a written code of business conduct and ethics that governs our employees, officers and Directors as we not required to do so at this time.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Gerald E. Sklar President(1)	2015 2014	-0- -0- -0-	-0- -0- -0-	151,980(1) -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	151,980(1) -0- -0-
R. Nickolas Jones CFO and Secretary(2)	2015 2014	-0- -0- -0-	-0- -0- -0-	5,000(2) -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	5,000(2) -0- -0-
David M. Young (Former Secretary)(3)	2015 2014	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Anthony Sklar(4) (Former Chief Operating Officer)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Gerald E. Sklar became our President on March 13, 2013. On July 20, 2015, Mr. Sklar was awarded 13,587,000 shares of our common stock valued at $135,567, 6,413,000 shares of our Series A Preferred Stock valued at $6,413, and 10,000,000 shares of our Series D Preferred Stock valued at $10,000.

(2)

R. Nickolas Jones became our Chief Financial Officer on September 5, 2013. Director and Secretary on March 2015.  On July 20, 2015, Mr. Jones was awarded 5,000,000 shares of our Series D Preferred Stock valued at $5,000.

(3)

David M. Young become our Secretary on March 13, 2013.  Mr. Young passed away on March 25, 2015.

(4)

Anthony E. Sklar became our Chief Operating Officer on March 13, 2013 and resigned effective August 12, 2014.

Options/SAR Grants

Since inception we have not granted any stock options to any of the Company’s Officers or Directors. In 2015 The Company has granted stock appreciation class E Preferred Shares to the aforementioned Director and Executive officers.

Compensation of Directors

Arnold Sopczak was granted 5,000,000 shares of Series D Preferred stock during 2015.  These shares were valued at $4,500.

There are no arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of April 8, 2016, certain information with respect to the beneficial ownership of our voting securities by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding voting securities and by our current Directors and executive officers.   The named shareholders have sole voting and investment power with respect to the voting securities except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, Series A Preferred, Series B Preferred and Series D Preferred. Beneficial ownership is determined in accordance with the rules of the promulgated by the Commission and includes voting and/or investing power with respect to securities.

Common Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Control of the Company

Gerald E. Sklar	President and Director	16,197,000	46.26%	4.2%

R. Nikolas Jones	CFO and Director	640,000	1.9%	<1%

Soren Søholt Christensen	Director	0	0%	0%

Arnold Sopczak	Director	2,613,000	7.5%	<1%

All Officers and Directors as a Group (4 persons)		19,450,000	55.6%	5.0%

(1)

As of April 8, 2016, there were 35,015,000 shares of common stock outstanding (pre-prospective split).  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder 352 South 200 West, Farmington UT 84025.

.

Series A Preferred Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Control of the Company

Gerald E. Sklar	President and Director	16,106,500	80.5%	67.3%

R. Nikolas Jones	CFO and Director	0	0%	0%

Soren Søholt Christensen	Director	0	0%	0%

Arnold Sopczak	Director	0	0%	0%

Anthony E. Sklar	5% Shareholder	3,893,500	19.5%	16.3%

All Officers and Directors as a Group (4 persons)		16,106,500	80.5%	67.3%

(1)

As of April 8, 2016, there were 20,000,000 shares of Series A Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder is 352 South 200 West, Farmington UT 84025.

(3)

Shares of Series A Preferred Stock are not convertible.  Each share of Series A Convertible Preferred Stock has voting rights equal to 16 shares of common stock on all matters brought before our shareholders for a vote.

Series B Preferred Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Control of the Company

Gerald E. Sklar	President and Director	0	0%	0%

R. Nikolas Jones	CFO and Director	0	0%	0%

Soren Søholt Christensen	Director	8,021,796	100%	2.0%

Arnold Sopczak	Director	0	0%	0%

All Officers and Directors as a Group (4 persons)		8,021,796	100%	2.0%

(1)

As of April 8, 2016, there were 8,021,796 shares of Series B Convertible Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder is 352 South 200 West, Farmington UT 84025.

(3)

Each share of Series B Convertible Preferred Stock carries a 2% annual dividend and is convertible into shares of our common stock, par value $0.001 at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  Shares of our Series B Convertible Preferred Stock vote on a 1-to-1 basis with our common stock.

Series D Preferred Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares	Percent of Class	Percent of Total Voting Control of the Company

Gerald E. Sklar	President and Director	10,000,000	50%	2.6%

R. Nikolas Jones	CFO and Director	5,000,000	25%	1.3%

Soren Søholt Christensen	Director	0	0%	0%

Arnold Sopczak	Director	5,000,000	25%	1.3%

All Officers and Directors as a Group (4 persons)		20,000,000	100%	5.2%

(1)

As of April 8, 2016, there were 20,000,000 shares of Series D Convertible Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder is 352 South 200 West, Farmington UT 84025.

(3)

Shares of our Series D Convertible Preferred Stock vote on a 1-to-1 basis with our common stock.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET will be 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding Common stock effective in June 2013.  While some of the conditions precedent to Closing have been satisfied, the closing is still subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the BNET Assets established by the independent fair market valuation; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

Director Independence

Our Directors are not independent as we are not required to maintain independent Directors at this time.  Furthermore, the Over-The-Counter Bulletin Board, where the Company hopes to quote its common stock does not require that quoted companies maintain independent Directors.  We will seek to appoint independent Directors, as soon as it is practicable, but no later than  if and when it is required to do so.

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2015 and December 31, 2014 for professional services rendered by Sadler, Gibb & Associates, LLC (2015 - audit only) and Malone Bailey LLP* (2014 – all filings and 2015 – quarterly reviews only) for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees and Audit Related Fees	$13,500	$8,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$13,500	$8,500

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

* On March 13, 2013, we engaged, MaloneBailey, LLP (“MaloneBailey”) to serve as our independent registered public accounting firm for the year ending December 31, 2012. MaloneBailey then also reviewed and audited our financial statements for the quarterly and annual periods in the year ended December 31, 2013 and 2014, and reviewed our financial statements for the quarterly periods in 2015, but did not audit our financial statements for the year ended December 31, 2015.

On February 24th, 2016 On February 24, 2016, Malone Bailey, LLP (“MaloneBailey”) notified our management that they were resigning as our independent auditor, effective immediately.

On February 25, 2016, our Board of Directors appointed Sadler, Gibb & Associates, LLC (“SGA”) as our independent auditor.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Malone Bailey, LLP and Sadler Gibb, Certified Public Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone Bailey, LLP’s and Sadler Gibb, Certified Public Accountant’s independence.

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

Bnet Media Group, Inc.

April 14, 2016	By: /s/ Gerald E. Sklar
Gerald E. Sklar, Chief Executive Officer and Principal Executive Officer

April 14, 2016	By: /s/ R. Nickolas Jones
R. Nickolas Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Gerald E. Sklar Gerald E. Sklar	Director, Chairman	April 14, 2016

/s/ Soren Søholt Christensen Soren Søholt Christensen	Director	April 14, 2016

/s/ R. Nickolas Jones R. Nickolas Jones	Director	April 14, 2016

/s/ Arnold James Sopczak Arnold James Sopczak	Director	April 14, 2016