Form 10-Q
period 2016-03-31
Bnet Media Group, Inc.
filed 2016-05-18
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-53316

BNET MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	30-0523156 (I.R.S. Employer Identification No.)
352 South 200 West Farmington, UT (Address of principal executive offices)	84025 (Zip Code)

(801) 928-8266

Registrant’s telephone number, including area code

(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X

No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes                No     X    .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  _______

Accelerated filer  ________

Non-accelerated filer

Smaller reporting company

X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     X         No          .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes      No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2016, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

BNET MEDIA GROUP, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

ITEM 1

Financial Statements

5

ITEM 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

11

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

15

ITEM 4

Controls and Procedures

15

PART II – OTHER INFORMATION

15

ITEM 1

Legal Proceedings

17

ITEM 1A

Risk Factors

17

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

17

ITEM 3

Defaults Upon Senior Securities

17

ITEM 4

Mine Safety Disclosures

17

ITEM 5

Other Information

17

ITEM 6

Exhibits

18

PART I – FINANCIAL INFORMATION

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

ITEM 1

Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2016 and 2015 follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
CURRENT ASSETS

Cash	$440	$15,550

Total Current Assets	440	15,550

Other Assets	18,866	18,866

TOTAL ASSETS	$19,306	$34,416

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$70,787	$69,544
Accounts payable - related parties	65,769	60,580

Total Current Liabilities	136,556	130,124

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 100,000,000 shares
authorized, 20,000,000 shares issued and outstanding.	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding.	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding.	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares issued and outstanding.	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(449,761)	(428,219)

Total Stockholders' Equity (Deficit)	(117,250)	(95,708)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$19,306	$34,416

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	-	-

OPERATING EXPENSES

Professional fees	7,443	6,085
General and administrative	14,099	1,425

Total Operating Expenses	21,542	7,510

LOSS FROM OPERATIONS	(21,542)	(7,510)

INCOME TAX EXPENSE	-	-

NET LOSS	$(21,542)	$(7,510)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	16,208,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,542)	$(7,510)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Refundable deposits	-	1,500
Accounts payable	1,243	(1,737)
Accounts payable - related parties	5,189	-

Net Cash Used in Operating Activities	(15,110)	(7,747)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Change in related party payable	-	8,369

Net Cash Provided by Financing Activities	-	8,369

NET INCREASE (DECREASE) IN CASH	(15,110)	622

CASH AT BEGINNING OF PERIOD	15,550	596

CASH AT END OF PERIOD	$440	$1,218

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2015 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Bnet Media Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At March 31, 2016 and December 31, 2015, the Company had no dilutive common equivalent shares. For the three months ended, March 31, 2016, and for the year ended December 31, 2015, convertible preferred stock in the amount of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4- RELATED PARTY

During 2014 and 2015 and through the end of the period, the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. Of the amount owing of $65,769 at March 31, 2016, an Officer of the Company paid net expenses of $5,189 on behalf of the Company during the three months ended March 31, 2016.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview of the Company’s Formation and Recent Events

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. Since inception we have only realized marginal revenues from operations, with none of those revenues in the three months ended March 31, 2016. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

According to our prior management’s disclosure in this quarterly report (including the cover page of this quarterly report) we did not have any business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore we have historically been a “shell company” and will be until we either develop business operations organically or acquire an operating business.  We are considered a “shell company” because we have no or nominal assets and nor or nominal operations and no employees.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will be a “shell company”.

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

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and Secretary and Anthony Sklar, one of our former officers and directors. As result of Gerald Sklar’s control position, if our proposed acquisition of the bNET Communications assets closes it will be deemed to be a related party transaction and not an arms-length transaction.

The following discussion analyzes our financial condition and the results of our operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations for Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary of Results of Operations

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$-

Operating expenses:

General and administrative	14,099	1,425
Professional fees	7,443	6,085
Total operating expenses	21,542	7,510

Operating loss	(21,542)	(7,510)

Income tax expense	-	-

Net income (loss)	$(21,542)	$(7,510)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $14,032, from ($7,510) to ($21,542), from the three months ended March 31, 2015 compared to March 31, 2016.  Our operating loss increased by the same $14,032, from ($7,510) to ($21,542) for the same periods.  The change in our net income/(loss) for the three months ended March 31, 2016, compared to the prior year period, is primarily a result of an increase in our general and administrative expenses, which was primarily related to legal and audit fees.  We believe these operating and net loss figures will be fairly indicative of future three month periods until we are successful in either acquiring an operating business or organically growing a business.

Revenue

We have only had minimal revenues since our inception.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will not generate any revenue.

General and Administrative Expenses

General and administrative expenses increased by $12,674, from $1,425 for the three months ended March 31, 2015 to $14,099 for the three months ended March 31, 2016, primarily due to an increase in audit fees and website maintenance.

Professional fees

Professional fees increased from $6,085 for the three months ended March 31, 2015 to $7,443 for the three months ended March 31, 2016.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Liquidity and Capital Resources for Three Months Ended March 31, 2016 Compared to Three months Ended March 31, 2015

Introduction

During the three months ended March 31, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2016 was $440 and our quarterly cash flow burn rate is approximately $25,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2016 and as of December 31, 2015, respectively, are as follows:

	March 31, 2016	December 31, 2015	Change

Cash	$440	$15,550	$(15,110)
Total Current Assets	440	15,550	(15,110)
Total Assets	19,306	34,416	(15,110)
Total Current Liabilities	136,556	130,124	6,432
Total Liabilities	$136,556	$130,124	$6,432

Our current assets decreased as of March 31, 2016 as compared to December 31, 2015, due to us having less cash on hand as of March 31, 2016.  The decrease in our total assets between the two periods was also related to the decreased cash on hand we had as of March 31, 2016.  Our other assets consisted of a collection of a large ruby animal and other configures (or the Ruby Art Carvings) and were valued the same at March 31, 2016 as at December 31, 2015.

Our current liabilities increased slightly by $6,432, as of March 31, 2016 as compared to December 31, 2015.  This increase was primarily due to a slight increase in our accounts payable of $1,243 and an increase in our accounts payable – related party of $5,189.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $15,110 for the three months ended March 31, 2016, as compared to $7,747 for the three months ended March 31, 2015.  For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($21,542), a change in accounts payable of $1,243 and a change in accounts payable – related party of $5,189.  For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($7,510), a change in accounts payable of ($1,737), offset by a change in refundable deposits of $1,500.

Investments

We had no cash provided (used) by investing activities in the three months ended March 31, 2016 or March 31, 2015.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2016 was $0, compared to $8,369 for the three months ended March 31, 2015.  For the three months ended March 31, 2015, our net cash from financing activities consisted entirely of change in related payable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b)

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)

Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

We are not currently involved in any litigation that we are aware of.  In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A

Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not issue any unregistered securities.

ITEM 3

Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5

Other Information

There have been no events which are required to be reported under this Item.

ITEM 6

Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation filed December 29, 2008

3.2 (1)	Bylaws dated December 29, 2008

3.3 (2)	Amended and Restated Articles of Incorporation filed October 1, 2012

3.4 (2)	Amended and Restated Bylaws dated September 27, 2012

3.5 (3)	Certificate of Amendment to Articles of Incorporation filed June 11, 2013

3.6 (3)	Certificate of Change to Articles of Incorporation filed June 11, 2013

3.7 (3)	Certificate of Designation for Series A Preferred Stock filed June 11, 2013

3.8 (4)	Certificate of Designation for Series B, C & D Preferred Stock filed August 28, 2013

10.1 (5)	Asset Purchase Agreement between bNET Communications, Inc. and BnetEFactor, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)

Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 16, 2011.

(2)

Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 3, 2012.

(3)

Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 12, 2013.

(4)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 30, 2013.

(5)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 3, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bnet Media Group, Inc.

Dated: May 18, 2016		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer