Form 10-Q
period 2016-06-30
Bnet Media Group, Inc.
filed 2016-08-19
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 18, 2016, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

The balance sheets as of June 30, 2016 (unaudited) and December 31, 2015, the unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2016 and 2015 statements of cash flows for the six months ending June 30, 2016 and 2015 follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS

Cash	$1,028	$15,550

Total Current Assets	1,028	15,550

Other Assets	18,866	18,866

TOTAL ASSETS	$19,894	$34,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$56,291	$69,544
Accounts payable - related parties	89,920	60,580

Total Current Liabilities	146,211	130,124

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock
Series A: $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding.	20,000	20,000
Series B: $0.001 par value, 20,000,000 shares authorized, 8,021,796 shares issued and outstanding.	8,022	8,022
Series C: $0.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding respectively.	-	-
Series D: $0.001 par value, 20,000,000 shares issued and outstanding respectively.	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 issued and outstanding.	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(458,828)	(428,219)

Total Stockholders' Deficit	(126,317)	(95,708)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$19,894	$34,416

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Professional fees	8,300	15,325	15,743	21,410
General and administrative	767	1,643	14,866	3,068

Total Operating Expenses	9,067	16,968	30,609	24,478

LOSS FROM OPERATIONS	(9,067)	(16,968)	(30,609)	(24,478)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(9,067)	$(16,968)	$(30,609)	$(24,478)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	35,015,000	20,969,099	35,015,000	18,601,702

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30,609)	$(24,478)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Customer deposits	-	3,000
Accounts payable	(13,253)	13,588
Accounts payable - related parties	29,340	9,832

Net Cash Provided by (Used in) Operating Activities	(14,522)	1,942

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(14,522)	1,942

CASH AT BEGINNING OF PERIOD	15,550	596

CASH AT END OF PERIOD	$1,028	$2,538

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt - related party	$-	$5,800
Preferred stock -"Series A" issued for debt - related party	$-	$52,200

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2015 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Bnet Media Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At June 30, 2016 and December 31, 2015, the Company had no dilutive common equivalent shares. For the six months ended, June 30, 2016, and for the year ended December 31, 2015, convertible preferred stock in the amount of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4- RELATED PARTY

As of June 30, 2016, the Company is indebted Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. Of the amount owing of $89,920 at June 30, 2016, an Officer of the Company paid net expenses of $29,340 on behalf of the Company during the six months ended June 30, 2016.

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

Overview of the Company’s Formation and Recent Events

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. Since inception we have only realized marginal revenues from operations, with none of those revenues in the three or six months ended June 30, 2016. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

According to our prior management’s disclosure in our prior periodic filings, as well as our disclosure in this quarterly report (including the cover page of this quarterly report) we have not had any material business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore we have historically been a “shell company” and will be until we either develop business operations organically or acquire an operating business.  We are considered a “shell company” because we have no or nominal assets and nor or nominal operations and no employees.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will be a “shell company”.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock issued to BNET was 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions precedent to closing have been satisfied, the closing is still subject to a number of conditions, among which required that BNET provide us with (1) audited financial statements for the fiscal years ended that now include December 31, 2015, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

The following discussion analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2016 compared to the three and months ended June 30, 2015.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations for Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary of Results of Operations

	Three Months Ended June 30,
	2016	2015
Revenue	$-	$-

Operating expenses:

General and administrative	767	1,643
Professional fees	8,300	15,325
Total operating expenses	9,067	16,968

Operating loss	(9,067)	(16,968)

Income tax expense	-	-

Net income (loss)	$(9,067)	$(16,968)

Operating Loss; Net Income (Loss)

Our net income/(loss) decreased by $7,901, from ($16,968) to ($9,067), from the three months ended June 30, 2015 compared to June 30, 2016.  Our operating loss decreased by the same $7,901, from ($16,698) to ($9,067) for the same periods.  The change in our net income/(loss) for the three months ended June 30, 2016, compared to the prior year period, is primarily a result of an decrease in our professional fees, which was primarily related to legal and accounting fees.  We believe these operating and net loss figures are lower than what we expect even in the periods before we are successful in either acquiring an operating business or organically growing a business.

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

General and Administrative Expenses

General and administrative expenses decreased by $876, from $1,643 for the three months ended June 30, 2015 to $767 for the three months ended June 30, 2016, primarily due to an decrease in legal and audit fees.

Professional fees

Professional fees decreased by $7,025, from $15,325 for the three months ended June 30, 2015 to $8,300 for the three months ended June 30, 2016.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Results of Operations for Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Summary of Results of Operations

	Six Months Ended June 30,
	2016	2015
Revenue	$-	$-

Operating expenses:

General and administrative	14,866	3,068
Professional fees	15,473	21,410
Total operating expenses	30,609	24,478

Operating loss	(30,609)	(24,478)

Income tax expense	-	-

Net income (loss)	$(30,609)	$(24,478)

Operating Loss; Net Income (Loss)

Our net loss increased slightly by $6,131, from ($24,478) to ($30,609), from the six months ended June 30, 2015 compared to June 30, 2016.  Our operating loss decreased by the same $6,131, from ($24,478) to ($30,609) for the same periods.  The change in our net income/(loss) for the six months ended June 30, 2016, compared to the prior year period, is primarily a result of an decrease in our professional fees, which was primarily related to legal and accounting fees, offset by an increase in our general and administrative fees, which was primarily related to telephone and internet expenses.  We believe these operating and net loss figures are similar to what we expect in the six-month periods before we are successful in either acquiring an operating business or organically growing a business.

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

General and Administrative Expenses

General and administrative expenses increased by $11,798, from $3,068 for the six months ended June 30, 2015 to $14,866 for the six months ended June 30, 2016, primarily due to an increase in telephone and internet expenses.

Professional fees

Professional fees decreased by $5,667, from $21,410 for the six months ended June 30, 2015 to $15,743 for the six months ended June 30, 2016.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Liquidity and Capital Resources for Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Introduction

During the six months ended June 30, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2016 was $1,028 and our monthly cash flow burn rate is approximately $15,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2016 and as of December 31, 2015, respectively, are as follows:

	June 30, 2016	December 31, 2015	Change

Cash	$1,028	$15,550	$(14,522)
Total Current Assets	1,028	15,550	(14,522)
Total Assets	19,894	34,416	(14,522)
Total Current Liabilities	146,211	130,124	16,087
Total Liabilities	$146,211	$130,124	$16,087

Our current assets decreased as of June 30, 2016 as compared to December 31, 2015, due to us having less cash on hand as of June 30, 2016.  The decrease in our total assets between the two periods was also related to the decreased cash on hand we had as of June 30, 2016.  Our other assets consisted of a collection of a large ruby animal and other configures and were valued the same at June 30, 2016 as at December 31, 2015.

Our current liabilities increased slightly by $16,087, as of June 30, 2016 as compared to December 31, 2015.  This increase was primarily due to an increase in our accounts payable-related party of $29,340, partially offset by a decrease in our accounts payable of $13,253.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $14,522 for the six months ended June 30, 2016, as compared to net cash provided by operating activities of $1,942 for the six months ended June 30, 2015.  For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($30,609), a change in accounts payable of ($13,253), offset partially by a change in accounts payable – related party of $29,340.  For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($24,478), a change in accounts payable of $13,588, a change in accounts payable-related party of $9,832, and a change in customer deposits of $3,000.

Investments

We had no cash provided (used) by investing activities in the six months ended June 30, 2016 or June 30, 2015.

Financing

We had no cash provided (used) by financing activities in the six months ended June 30, 2016 or June 30, 2015.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the three months ended June 30, 2016, we did not issue any unregistered securities.

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

Bnet Media Group, Inc.

Dated: August 19, 2016		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer