Form 10-Q
period 2016-09-30
Bnet Media Group, Inc.
filed 2016-11-18
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1 ~~1~~ 7 , 2016, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

BNET MEDIA GROUP, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1

Financial Statements

ITEM 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

ITEM 4

Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

ITEM 1A

Risk Factors

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3

Defaults Upon Senior Securities

ITEM 4

Mine Safety Disclosures

ITEM 5

Other Information

ITEM 6

Exhibits

~~PRINTER PLEASE PAGINATE THIS~~

~~DOCUMENT WHEN IT IS EDGARIZED,~~

~~UPDATE THE INDEX ABOVE, AND~~

~~REMOVE THIS NOTE BEFORE FILING~~

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

ITEM 1

Financial Statements

The balance sheets as of September 30, 2016 (unaudited) and December 31, 2015, the statements of operations for the three and nine months ended September 30, 2016 and 2015 (unaudited) , statements of cash flows for the nine months ending September 30, 2016 and 2015 (unaudited) , follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

~~Bnet Media Group, Inc.~~

~~UNAUDITED CONSOLIDATED BALANCE SHEET~~

Bnet Media Group, Inc.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS

Cash	$1,105	$15,550

Total Current Assets	1,105	15,550

Other Assets	18,866	18,866

TOTAL ASSETS	$19,971	$34,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$71,267	$69,544
Accounts payable - related parties	123,586	60,580

Total Current Liabilities	194,853	130,124

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock
Series A: $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding, respectively	20,000	20,000
Series B: .001 par value, 20,000,000 shares authorized, 8,021,796 shares issued and outstanding respectively	8,022	8,022
Series C: .001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding respectively	-	-
Series D: .001 par value, 20,000,000 shares authorized, 20,000,000 shares issued and outstanding respectively	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares
issued and outstanding, respectively	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated Deficit	(507,393)	(428,219)

Total Stockholders' Deficit	(174,882)	(95,708)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$19,971	$34,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bnet Media Group, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Executive compensation	-	122,283	-	122,283
Professional fees	45,990	12,233	61,733	33,643
General and administrative	2,575	41,685	17,441	44,753

Total Operating Expenses	48,565	176,201	79,174	200,679

LOSS FROM OPERATIONS	(48,565)	(176,201)	(79,174)	(200,679)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(48,565)	$(176,201)	$(79,174)	$(200,679)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	35,015,000	32,061,304	35,015,000	23,118,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Bnet Media Group, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,174)	$(200,679)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	122,283
Changes in operating assets and liabilities:
Customer deposits	-	3,000
Accounts payable	1,723	12,101
Accounts payable - related parties	63,006	64,111

Net Cash Used in Operating Activities	(14,445)	816

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(14,445)	816

CASH AT BEGINNING OF PERIOD	15,550	596

CASH AT END OF PERIOD	$1,105	$1,412

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock -"Series A" issued for debt - related party	$-	$12,213
Preferred stock - "Series D" issued for debt	$-	$20,000
Common stock issued for debt - related party	$-	$65,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

~~The accompanying notes are an integral part of the consolidated financial statements.~~

Bnet Media Group, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2015 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At September 30, 2016 and December 31, 2015, the Company had no dilutive common equivalent shares. For the nine months ended, September 30, 2016, and for the year ended December 31, 2015, convertible preferred stock in the amount of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4- RELATED PARTY

As of September 30, 2016, the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company's behalf.  Of the amount owing of $123,586 at September 30, 2016, an Officer of the Company paid net expenses of $63,006 on behalf of the Company during the nine months ended September 30, 2016.

Bnet Media Group, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Bnet Media Group, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

~~NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES~~

Bnet Media Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED)

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

Overview of the Company’s Formation and Recent Events

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. Since inception we have only realized marginal revenues from operations, with none of those revenues in the three or nine months ended September 30, 2016. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

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

The following discussion analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations for Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary of Results of Operations

	Three Months Ended September 30,
	2016		2015
Revenue		$-		$-

Operating expenses:
Executive compensation		-		122,283
General and administrative		2,575		~~1,642~~ 41,685
Professional fees		~~14,399~~ 45,990		~~15,325~~ 12,233
Total operating expenses		~~16,974~~ 48,565		~~16,967~~ 176,201

Operating loss		( ~~16,974~~ 48,565 )		( ~~16,967~~ 176,201 )

Income tax expense		-		-

Net income (loss)	$	( ~~16,974~~ 48,565 )	$	( ~~16,967~~ 176,201 )

Operating Loss; Net Income (Loss)

Our net income/(loss) de ~~in~~ creased ~~slightly f~~ f rom ($1 7 6, ~~967~~ 201 ) to ($ ~~1~~ 48,565 ~~6,974~~ ), from the three months ended September 30, 2015 compared to September 30, 2016.  Our operating loss de ~~in~~ creased by the same amount from ($1 7 6, ~~697~~ 201 ) to ($ ~~16,974~~ 48,565 ) for the same periods ~~.  We believe these operating and net loss figures are lower than what we expect even in the periods before we are successful in either acquiring an operating business or organically growing a business.~~

..

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

General and Administrative Expenses

General and administrative expenses de ~~in~~ creased by $ ~~933~~ 39,110 , from $ 4 1,6 ~~42~~ 85 for the three months ended September 30, 2015 to $2,575 for the three months ended September 30, 2016, primarily due to an de ~~in~~ crease in ~~legal and audit fees~~ web hosting, utilities, and trade show expenses ..

Professional fees

Professional fees in ~~de~~ creased by $ ~~926~~ 33,757 , from $ ~~15,325~~ 12,233 for the three months ended September 30, 2015 to $ ~~14,399~~ 45,990 for the three months ended September 30, 2016.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Results of Operations for Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary of Results of Operations

Nine Months Ended September 30,
	2016		2015
Revenue		$-		$-

Operating expenses:
Executive compensation		-		122,283
General and administrative		~~23,342~~ 17,441		~~3,068~~ 44,753
Professional fees		~~17,441~~ 61,733		~~21,410~~ 33,643
Total operating expenses		~~40,783~~ 79,174		~~24,478~~ 200,679

Operating loss		( ~~40,783~~ 79,174 )		( ~~24,478~~ 200,679 )

Income tax expense		-		-

Net income (loss)	$	( ~~40,783~~ 79,174 )	$	( ~~24,478~~ 200,679 )

Operating Loss; Net Income (Loss)

Our net income/(loss) de ~~in~~ creased by $ ~~16,305~~ 121,050 , from ($ ~~24,478~~ 200,679 ) to ($ ~~40,~~ 79,174 ~~478~~ ), from the nine months ended September 30, 2015 compared to September 30, 2016.  Our operating loss ~~in~~ de creased by the same $ ~~16,305~~ 121,050 , from ($ ~~24,478~~ 200,679 ) to ($ ~~40,783~~ 79,174 ) for the same periods.  The change in our net income/(loss) for the nine months ended September 30, 2016, compared to the prior year period, is primarily a ~~result of a decrease in our professional fees, which was primarily related to [_______________], offset by an increase in our general and administrative fees, which was primarily related to~~  result of having no executive compensation expense during the period ~~[_________________]~~ ..  We believe these operating and net loss figures are similar to what we expect in the nine-month periods before we are successful in either acquiring an operating business or organically growing a business.

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

General and Administrative Expenses

General and administrative expenses de ~~in~~ creased by $ ~~16,305~~ 27,312 , from $ ~~3,068~~ 44,753 for the nine months ended September 30, 2015 to $ ~~23,342~~ 17,441 for the nine months ended September 30, 2016, primarily due to an ~~in~~ de crease in ~~[_____________________________].~~ web hosting, utilities, and trade show expenses.

Professional fees

Professional fees ~~decreased~~  increased by $ ~~3,969~~ 28,090 from $ ~~21,410~~ 33,643 for the nine months ended September 30, 2015 to $ ~~17,441~~ 61,733 for the nine months ended September 30, 2016.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Executive compensation

Executive compensation decreased by $122,283 to -0- for the nine months ended September 30, 2016.

Liquidity and Capital Resources for Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015

Introduction

During the nine months ended September 30, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2016 was $1,105 and our monthly cash flow burn rate is approximately $10,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2016 and as of December 31, 2015, respectively, are as follows:

		September 30, 2016	December 31, 2015		Change

Cash		$1,105	$15,550		$(14,445)
Total Current Assets		1,105	15,550		(14,445)
Total Assets		19,971	34,416		(14,445)
Total Current Liabilities		~~156,462~~ 194,853	130,124		~~26,338~~ 64,729
Total Liabilities	$	~~156,462~~ 194,853	$130,124	$	~~26,338~~ 64,729

Our current assets decreased as of September 30, 2016 as compared to December 31, 2015, due to us having less cash on hand as of September 30, 2016.  The decrease in our total assets between the two periods was also related to the decreased cash on hand we had as of September 30, 2016.  Our other assets consisted of a collection of a large ruby animal and other configures and were valued the same at September 30, 2016 as at December 31, 2015.

Our current liabilities increased by $ ~~26,338~~ 64,729 , as of September 30, 2016 as compared to December 31, 2015.  This increase was primarily due to an increase in our accounts payable-related party of $ ~~39,227~~ 63,009 , ~~partially offset by a de~~ and an in crease in our accounts payable of $ ~~12,889~~ 1,723 ..

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $14,445 for the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $816 for the nine months ended September 30, 2015.  For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($ ~~40,783~~ 79,174 ), a change in accounts payable of ~~(~~ $ ~~12,889~~ 1,723 ~~)~~ , ~~offset by~~ and a change in accounts payable – related party of $ ~~39,227~~ 63,006 ..  For the period in 2015, the net cash provided by operating activities consisted primarily of our net income (loss) of ($200,679), commons stock issued for services of $122,283 a change in accounts payable of $12,101, a change in accounts payable-related party of $64,111, and a change in customer deposits of $3,000.

Investments

We had no cash provided (used) by investing activities in the nine months ended September 30, 2016 or September 30, 2015.

Financing

We had no cash provided (used) by financing activities in the nine months ended September 30, 2016 or September 30, 2015.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the three months ended September 30, 2016, we did not issue any unregistered securities.

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

Bnet Media Group, Inc.

Dated: November 1 ~~4~~ 7 , 2016		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer

~~EXHIBIT 31.1~~

~~Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer~~

~~I, Gerald E. Sklar, certify that:~~

~~I have reviewed this Quarterly Report on Form 10-Q of Bnet Media Group, Inc.;~~

~~Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;~~

~~Based on my knowledge, the financial statements, and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;~~

~~The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhibit Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:~~

~~(a)~~

~~Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;~~

~~(b)~~

~~Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;~~

~~(c)~~

~~Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and~~

~~(d)~~

~~Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and~~

~~The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):~~

~~(a)~~

~~All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and~~

~~(b)~~

~~Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.~~

~~Dated:~~

~~November 14, 2016~~

~~/s/ Gerald E. Sklar~~
~~By:~~	~~Gerald E. Sklar~~
~~Chief Executive Officer~~

~~EXHIBIT 31.2~~

~~Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer~~

~~I, R. Nickolas Jones, certify that:~~

~~I have reviewed this Quarterly Report on Form 10-Q of Bnet Media Group, Inc.;~~

~~Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;~~

~~Based on my knowledge, the financial statements, and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;~~

~~The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhibit Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:~~

~~(a)~~

~~Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;~~

~~(b)~~

~~Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;~~

~~(c)~~

~~Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and~~

~~(d)~~

~~Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and~~

~~The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):~~

~~(a)~~

~~All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and~~

~~(b)~~

~~Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting .~~

~~Dated:~~

~~November 14, 2016~~

~~/s/ R. Nickolas Jones~~
~~By:~~	~~R. Nickolas Jones~~
~~Chief Financial Officer and Chief Accounting Officer~~

~~EXHIBIT 32.1~~

~~CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,~~

~~AS ADOPTED PURSUANT TO SECTION 906~~

~~OF THE SARBANES-OXLEY ACT OF 2002~~

~~In connection with the Quarterly Report of Bnet Media Group, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on or about the date hereof (the “Report”), I, Gerald E. Sklar, President of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:~~

~~(1)~~

~~The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and~~

~~(2)~~

~~Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.~~

~~Dated:~~

~~November 14, 2016~~

~~/s/ Gerald E. Sklar~~
~~By:~~	~~Gerald E. Sklar~~
~~Chief Executive Officer~~

~~A signed original of this written statement required by Section 906 has been provided to Bnet Media Group, Inc. and will be retained by Bnet Media Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.~~

~~EXHIBIT 32.2~~

~~CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,~~

~~AS ADOPTED PURSUANT TO SECTION 906~~

 ~~OF THE SARBANES-OXLEY ACT OF 2002~~

~~In connection with the Quarterly Report of Bnet Media Group, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on or about the date hereof (the “Report”), I, R. Nickolas Jones, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:~~

~~(1)~~

~~The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and~~

~~(2)~~

~~Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.~~

~~Dated:~~

~~November 14, 2016~~

~~/s/ R. Nickolas Jones~~
~~By:~~	~~R. Nickolas Jones~~
~~Chief Financial Officer and Chief Accounting Officer~~

~~A signed original of this written statement required by Section 906 has been provided to Bnet Media Group, Inc. and will be retained by Bnet Media Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.~~