Form 10-Q/A
period 2016-09-30
Bnet Media Group, Inc.
filed 2016-11-21
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A #1

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 17, 2016, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

Filed to fix a poorly configured Edgar file. No other changes were made.

BNET MEDIA GROUP, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

ITEM 1

Financial Statements

5

ITEM 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

11

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

16

ITEM 4

Controls and Procedures

16

PART II – OTHER INFORMATION

16

ITEM 1

Legal Proceedings

18

ITEM 1A

Risk Factors

18

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

18

ITEM 3

Defaults Upon Senior Securities

18

ITEM 4

Mine Safety Disclosures

18

ITEM 5

Other Information

18

ITEM 6

Exhibits

19

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

ITEM 1

Financial Statements

The balance sheets as of September 30, 2016 (unaudited) and December 31, 2015, the statements of operations for the three and nine months ended September 30, 2016 and 2015 (unaudited), statements of cash flows for the nine months ending September 30, 2016 and 2015 (unaudited), follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

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

Results of Operations for Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary of Results of Operations

	Three Months Ended September 30,
	2016	2015
Revenue	$-	$-

Operating expenses:
Executive compensation	-	122,283
General and administrative	2,575	41,685
Professional fees	45,990	12,233
Total operating expenses	48,565	176,201

Operating loss	(48,565)	(176,201)

Income tax expense	-	-

Net income (loss)	$(48,565)	$(176,201)

Operating Loss; Net Income (Loss)

Our net income/(loss) decreased from ($176,201) to ($48,565), from the three months ended September 30, 2015 compared to September 30, 2016.  Our operating loss decreased by the same amount from ($176,201) to ($48,565) for the same periods.

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

General and Administrative Expenses

General and administrative expenses decreased by $39,110, from $41,685 for the three months ended September 30, 2015 to $2,575 for the three months ended September 30, 2016, primarily due to an decrease in web hosting, utilities, and trade show expenses.

Professional fees

Professional fees increased by $33,757, from $12,233 for the three months ended September 30, 2015 to $45,990 for the three months ended September 30, 2016.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Results of Operations for Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary of Results of Operations

	Nine Months Ended September 30,
	2016	2015
Revenue	$-	$-

Operating expenses:
Executive compensation	-	122,283
General and administrative	17,441	44,753
Professional fees	61,733	33,643
Total operating expenses	79,174	200,679

Operating loss	(79,174)	(200,679)

Income tax expense	-	-

Net income (loss)	$(79,174)	$(200,679)

Operating Loss; Net Income (Loss)

Our net income/(loss) decreased by $121,050, from ($200,679) to ($79,174), from the nine months ended September 30, 2015 compared to September 30, 2016.  Our operating loss decreased by the same $121,050, from ($200,679) to ($79,174) for the same periods.  The change in our net income/(loss) for the nine months ended September 30, 2016, compared to the prior year period, is primarily a result of having no executive compensation expense during the period.  We believe these operating and net loss figures are similar to what we expect in the nine-month periods before we are successful in either acquiring an operating business or organically growing a business.

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

General and Administrative Expenses

General and administrative expenses decreased by $27,312, from $44,753 for the nine months ended September 30, 2015 to $17,441 for the nine months ended September 30, 2016, primarily due to an decrease in web hosting, utilities, and trade show expenses.

Professional fees

Professional fees increased by $28,090 from $33,643 for the nine months ended September 30, 2015 to $61,733 for the nine months ended September 30, 2016.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2016 and as of December 31, 2015, respectively, are as follows:

	September 30, 2016	December 31, 2015	Change

Cash	$1,105	$15,550	$(14,445)
Total Current Assets	1,105	15,550	(14,445)
Total Assets	19,971	34,416	(14,445)
Total Current Liabilities	194,853	130,124	64,729
Total Liabilities	$194,853	$130,124	$64,729

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

Our current liabilities increased by $64,729, as of September 30, 2016 as compared to December 31, 2015.  This increase was primarily due to an increase in our accounts payable-related party of $63,009, and an increase in our accounts payable of $1,723.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $14,445 for the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $816 for the nine months ended September 30, 2015.  For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($79,174), a change in accounts payable of $1,723, and a change in accounts payable – related party of $63,006.  For the period in 2015, the net cash provided by operating activities consisted primarily of our net income (loss) of ($200,679), commons stock issued for services of $122,283 a change in accounts payable of $12,101, a change in accounts payable-related party of $64,111, and a change in customer deposits of $3,000.

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

Bnet Media Group, Inc.

Dated: November 17, 2016		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer