Form 10-K
period 2016-12-31
Bnet Media Group, Inc.
filed 2017-04-17
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Non-accelerated filer

Smaller reporting company

X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes     X         No

Aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2016): $0 as there was no public market for the registrant’s common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 14, 2017, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

Part I

Part II

Part III

Item 10. Directors, Executive Officers and Corporate Governance	20

Item 11. Executive Compensation	24

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15

Item 13. Certain Relationships and Related Transactions, and Director Independence	28

Item 14. Principal Accountant Fees and Services	29

Part IV
Item 15. Exhibits, Financial Statement Schedules	30

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

OTHER PERTINENT INFORMATION

References in this Form 10-K, unless another date is stated, are to December 31, 2016. As used herein, the “Company,” “Horizontal Marketing Corp.,” “Bnet Media Group, Inc.,” “we,” “us,” “our” and words of similar meaning all refer to Bnet Media Group, Inc.

ITEM 1. Business

Overview of the Company’s Formation and Transactions To Date

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. We have realized only marginal revenues from operations. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

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

I.

Agreement to Acquire the Assets of bNET Communications, Inc.

On November 30, 2012, we entered into an Asset Purchase Agreement (the “Bnet Asset Purchase Agreement”) with bNET Communications, Inc., a Nevada corporation (“BNET”), pursuant to which we have agreed to purchase BNET’s digital media library in exchange for shares of our common stock. BNET operates bnetTV.com, and bnetTV.com, Inc., a content aggregator, internet broadcasting, publishing company and accredited media organization, that creates and distributes video content pertaining to new technology, primarily at corporate and consumer events, trade shows and conferences. bnetTV.com, Inc., has been streaming live broadcasts of corporate annual meetings over the internet for many large and small firms and broadcasting awards shows for various industries.

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET was changed to 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions to Closing have been satisfied, the closing is still subject to a number of conditions precedent, among which require that BNET provide us with (1) audited financial statements for the fiscal years ended December 31, 2016, 2015, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2016, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

II.

Acquisition of Certain Assets in Exchange for Series B Convertible Preferred Stock

Effective April 8, 2014, we completed an Asset Purchase Agreement (the “Agreement”) with Soren Soholt Christensen, a Danish citizen (“Christensen”), pursuant to which we purchased certain precious stones known as the “Ruby Art Carvings” (hereinafter the “Assets”) owned by Christensen in exchange for shares of our Series B Convertible Preferred Stock.   The total number of shares of Series B Convertible Preferred Stock issued to Christensen as consideration for the Assets was 8,021,796 shares (the “Purchase Price”). The Series B Convertible Preferred Stock, in the aggregate, carries a 2% annual dividend and each share is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock, in the aggregate, is also entitled to receive a two percent (2%) annual interest, beginning from the date of issuance.  The Interest will accumulate from the date of issuance and may not be paid until twelve months (12) from the date on which the our Common Stock begins trading on a recognized securities exchange, or until such time as the Series B Preferred Stock is either converted or redeemed. Interest may be paid, on the value of the Purchase Price (the Series B Convertible Shares multiplied by the conversion price) at our option, in cash or restricted shares of our Common Stock. Interest paid by the issuance of our Common Stock, and the value of our Common Stock will be determined based on the “20-day volume-weighted average” of the bid price as quoted on a recognized securities trading platform.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $531,062 as of December 31, 2016.

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

At December 31, 2016, we did not have an operating business.

At December 31, 2016, we did not have any operating business and we do not presently have sufficient capital to fund our expenses for the next 12 months. Our plans include a business combination with BNET. We cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial dilution to your ownership and/or voting power in the Company, including a potential decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our stock.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities by our shareholders pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company"; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; and, 3) have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.” If less than 12 months has elapsed since the Company ceases being a “shell company”, then only registered securities can be sold. Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

There is no assurance of a public market or that the Common Stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that FINRA, which regulate the over-the-counter quotation platforms, will approve a quotation for our common stock over-the-counter nor can there be any assurance a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is currently no public trading market for our Common Stock and no such market may ever develop. While we intend to seek and obtain quotation of our Common Stock for trading on OTC Market’s over-the-counter quotation system or other recognized trading platform, there is no assurance that our application will be approved. An application for quotation over-the-counter must be submitted by one or more market makers who: 1) are approved by the Financial Industry Regulatory Authority ("FINRA"), 2) who agree to sponsor the security, and 3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board. In order for a security to be eligible for quotation by a market maker over-the-counter, the security must be registered with the SEC and the company must be current in its required filings with the SEC. There is no assurance that our shares will be traded over-the-counter or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of April 13, 2017, we had 35,015,000 shares of our common stock outstanding held by 76 shareholders of record.

Rule 144 Shares

All shares of our Common Stock that are "restricted securities" as defined under Rule 144 promulgated under the Securities Act may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Pursuant to Rule 144, a company must cease to be a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, one year must elapse from the time a “shell company”, files “Form 10 type information” with the SEC, and the issuer must remain current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), before a restricted shareholder can resell their holdings in reliance on Rule 144.  “Form 10-type information” is equivalent to information that a company would be required to file if it were registering a class of securities on a Form 10 Registration Statement under the Exchange Act. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current “Form 10-type information” with the SEC reflecting its status as an entity that is not a shell company.

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

Stock Option Grants

None.

Preferred Stock

As of April 13, 2017, we had 48,021,796 shares of our preferred stock outstanding.  Of those shares,20,000,000 shares are shares of our Series A Preferred Stock, 8,021,796 shares are shares of our Series B Preferred Stock, and 20,000,000 shares are shares of our Series D Preferred Stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, UT 84111. Telephone (801) 355-5740. Website: www.colonialstock.com.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the three months ended December 31, 2016.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for our fiscal years ended December 31, 2016 and 2015 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations for the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
Revenue	$-	$3,000

Operating expenses:

General and administrative	19,593	131,963
Professional fees	65,972	46,247
Total expenses	85,565	178,210

Operating loss	(85,565)	(175,210)

Impairment of other assets	18,866	-
Other (income) expense	(1,048)
Net loss	$(103,383)	$(175,210)

Operating Loss; Net Loss

Our net loss decreased by $71,827 from $175,210 to $103,383 from 2015 compared to 2016.  Our operating loss decreased by $89,645.The change in our net loss and operating loss for the year ended December 31, 2016, compared to the prior year is primarily a significant decrease in our general and administrative expenses. These changes are detailed below.

Revenue

We have only had minimal revenues since our inception.  We are considered a shell company under Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations.  We do not believe we will have revenues until we acquire an operating business or assets.

General and Administrative Expenses

General and administrative expenses decreased by $112,370, from $131,963 for the year ended December 31, 2015 to $19,593 for the year ended December 31, 2016.  This significant decrease was primarily due to decreases in Executive compensation.

Professional Fees

Professional fees increased by $19,725 to $65,972 for the year ended December 31, 2016.  The increase relates to the fact we incurred additional professional fees related to Legal fees.

Other Income (Expenses)

Other expenses increased by $17,818, primarily due to the impairment of the Company’s other assets.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At December 31, 2015 we had a working capital deficit of $114,574, as compared to a working capital deficit of $199,091 at December 31, 2016.  As of December 31, 2016, we did not have any current assets.  We had $199,091 in liabilities as of December 31, 2016.  At December 31, 2016, we had a total accumulated deficit since inception of $531,062. We can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  Management will make periodic advances to us as needed to meet our working capital shortfall.

We did not generate any revenues for the year ended December 31, 2016. We are dependent upon the receipt of capital investment or other financing to fund our ongoing expenses and to seek to execute on our business plan, which includes acquiring the digital media assets of the private operating company bNET Communications, Inc. We believe we will be able to meet these costs through borrowing or advances from management or affiliates of management. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

At present we expect to have monthly overhead costs of approximately $5,000 per month until we complete the proposed bNET Asset Purchase Agreement or monetize our other assets. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the sale of equity securities (including the issuance of securities in exchange for goods and services to third parties and to pay consultants).  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Asset Purchase Agreement.  As of December 31, 2016, our cash is insufficient to cover our current liabilities, obligations and contractual commitments. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. Given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have qualified their opinion for the year ended December 31, 2016 and 2015 to indicate that substantial doubt exists regarding our ability to continue as a going concern.

Sources and Uses of Cash

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Net Cash (Used in) Operating Activities	$(15,550)	$($23,646)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$38,600
Net Increase (Decrease) in Cash	$(15,550)	$14,954

Operations

We had net cash used in operating activities of $15,550 for the year ended December 31, 2016, as compared to $23,646 for the year ended December 31, 2015.  In 2016, the net cash used in operating activities consisted primarily of our net loss of ($103,383), adjusted  by the impairment of other assets of $18,866, changes in  accounts payable-related party of $63,006, and accounts payable of $5,961.  In 2015, the net cash used for operating activities consisted primarily of our net loss of ($175,210), adjusted primarily by preferred stock issued for services of $111,630, and common stock issued for services of $12,228, in addition to changes in assets and liabilities of accounts payable-related party of $31,712 and accounts payable of ($4,006).

Investments

We did not have any cash provided by investing activities in the years ended December 31, 2016 and December 31, 2015.

Financing

We did not have any net cash provided by financing activities for the year ended December 31, 2016, compared to $38,600 for the year ended December 31, 2015.  For 2015, our financing activities related to proceeds from related party note payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations for 2017 through 2021:

	2017 (1)	2018	2019	2020	2021	Total

Debt obligations	$-	$-	$-	$-	$-	$-
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-

(1)

The interest amount for the contractual obligation for 2017 has been estimated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bnet Media Group, Inc.

We have audited the accompanying balance sheets of Bnet Media Group, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bnet Media Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 17, 2017

Bnet Media Group, Inc.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash	$-	$15,550

Total Current Assets	-	15,550

Other Assets	-	18,866

TOTAL ASSETS	$-	$34,416

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$75,505	$69,544
Accounts payable-related parties	123,586	60,580

Total Current Liabilities	199,091	130,124

Total Liabilities	199,091	130,124

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares
issued and outstanding	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(531,602)	(428,219)

Total Stockholders' Equity (Deficit)	(199,091)	(95,708)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$34,416

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

REVENUES	$-	$3,000

OPERATING EXPENSES

Professional fees	65,972	46,247
General and administrative	19,593	131,963

Total Operating Expenses	85,565	178,210

LOSS FROM OPERATIONS	(85,565)	(175,210)

OTHER EXPENSES

Impairment expense	(18,866)	-

Other income	1,048	-

Total Other Expenses	(17,818)	-

NET LOSS	$(103,383)	$(175,210)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	26,225,740

The accompanying notes are an integral part of these financial statements

Bnet Media Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2014	7,787,000	$7,787	8,021,796	$8,022	-	$-	16,208,000	$16,208	$118,636	$(253,009)	$(102,356)

Common stock issued for services	-	-	-	-	-	-	13,587,000	13,587	(1,359)	-	12,228

Common stock issued for liabilities	-	-	-	-	-	-	5,220,000	5,220	580	-	5,800

Preferred stock "Series A" issued for services	6,413,000	6,413	-	-	-	-	-	-	87,217	-	93,630

Preferred stock "Series A" issued for liabilities	5,800,000	5,800	-	-	-	-	-	-	46,400	-	52,200

Preferred stock "Series D" issued for services	-	-	-	-	20,000,000	20,000	-	-	(2,000)	-	18,000

Net loss for year ended
December 31, 2015	-	-	-	-	-	-	-	-	-	(175,210)	(175,210)

Balance, December 31, 2015	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(428,219)	$(95,708)

Net loss for year ended
December 31, 2016	-	-	-	-	-	-	-	-	-	(103,383)	(103,383)

Balance, December 31, 2016	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(531,602)	$(199,091)

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(103,383)	$(175,210)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	12,228
Impairment of other assets	18,866	-
Preferred stock issued for services	-	111,630
Changes in operating assets and liabilities:
Accounts payable - related party	63,006	31,712
Accounts payable	5,961	(4,006)

Net Cash Used in Operating Activities	(15,550)	(23,646)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payable	-	38,600

Net Cash Provided by Financing Activities	-	38,600

NET INCREASE (DECREASE) IN CASH	(15,550)	14,954

CASH AT BEGINNING OF PERIOD	15,550	596
CASH AT END OF PERIOD	$-	$15,550

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for settlement of
related party payable	$-	$5,800
Preferred "Series A" stock issued for settlement of
related party payable	$-	$52,200

The accompanying notes are an integral part of these financial statements.

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

Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments, including cash and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2016 and 2015, the Company’s common share equivalents consisted of convertible preferred stock in the amount of 28,021,796 and 28,021,796, respectively, which were excluded from loss per share because their effect would be anti-dilutive.

	For the Year ended December 31, 2016	For the Year ended December 31, 2015
Loss (numerator)	$ (103,383)	$ (175,210)
Shares (denominator)	35,015,000	26,225,740
Per share amount	$ (0.00)	$ (0.01)

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2016 and 2015, cash and cash equivalents include cash on hand and cash in the bank.

Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the asset's carrying amount. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As a result of this analysis, the Company determined during the current year that the Ruby Art Carvings acquired in 2014 (previously recorded in Other Assets on prior years’ balance sheets) to be impaired and has recorded an impairment loss in the amount of $18,866 and $0 during the years ended December 31, 2016 and 2015, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

The Company maintains its operating cash balances in a commercial bank.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

Recent Accounting Pronouncements

The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

Recent Accounting Standards Update (“ASU”) through ASU No. 2016-09 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 - GOING CONCERN

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 100,000,000 preferred shares authorized at par value of $0.001. As shown below, four series have been designated, leaving 20,000,000 undesignated preferred shares as of December 31, 2016.

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

Series B, C and D Preferred Stock

On August 28, 2013, the Company created a class of Series B, C and D Preferred Stock (the “Series B, C and D Preferred”). The key rights and preferences associated with the Series B, C, and D Preferred Stock are summarized below:

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

Liquidation Rights. In the event of any voluntary or involuntary liquidation (whether complete or partial), dissolution, or winding up of the Company, the holders of the 2013 Series B, C, and D Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether from capital, surplus, or earnings, dollar value invested per share plus all unpaid dividends previously accrued thereon, to the date of final distribution.  No distribution shall be made on any common stock or other series of preferred stock of the Company by reason of any voluntary or involuntary liquidation (whether complete or partial), dissolution, or winding up of the Company unless each holder of any Series B, C or D Preferred Stock shall have received all amounts to which such holder shall be entitled.

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

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

share of Series B, C, and D Preferred Stock outstanding shall be at the invested amount per share plus any unpaid dividends, if applicable, on such share as of the Redemption Date (the "Redemption Price").  The Redemption Price shall be paid in cash.

Voting Provisions.  The holders of the 2013 Series B, C, and D Preferred Stock shall be entitled to one (1) vote per shares of the Series B, C, and D Preferred Stock and to vote with the Common Stock of the Company on all matters submitted to a vote of Common Stockholders for all purposes. Except as otherwise provided herein or by the laws of the State of Nevada, the holders of the Series B, C, and D Preferred Stock and Common Stockholders shall vote together as one class on all matters submitted to shareholder vote of the Corporation.  So long as all or any shares of the Series B, C, and D Preferred Stock remain outstanding, without the approval of at least fifty-one percent (51%) of all outstanding shares of the Preferred Stock, voting separately as a single class, the Company shall not (i) authorize or issue any shares, or securities convertible into shares having preference over the 2013 Series A Preferred Stock with respect to the payment of dividends or rights upon dissolution, liquidation, winding up of the Company, or distribution of assets; (ii) sell, lease or convey (other than by mortgage) all or substantially all of the property or business of the Company, (iii) enter into any debenture, note or other debt instrument that would take priority to the liquidation preference of the Preferred Series A Preferred Stock or otherwise encumber the Company's fixed assets and/or intellectual property, other than in the ordinary course of business (e.g., receivables financing, equipment leases, revolving line of credit, etc.), and (iv) increase the number of shares of authorized  Preferred Stock nor amend, alter, or repeal any of the provisions of its Certificate of Incorporation in any manner which materially adversely affects the preferences, privileges, restrictions or other rights of the Series A Preferred Stock.

Common Stock

The Company has 800,000,000 common shares authorized at par value of $0.001 and 35,015,000 shares issued and outstanding at December 31, 2016.

2015 Equity Issuances

On July 20, 2015, the Company’s board of directors approved the issuance of 40,000,000 shares of the Company’s securities as follows:

1.

6,413,000 shares of Series A Non-convertible Preferred Stock at a price of $0.0146 per share, for a total of $93,630;

2.

13,587,000 shares of Common Stock at a price of $0.0009 per shares for a total of $12,228, and

3.

20,000,000 shares of Series D Convertible Preferred Stock at a price of $0.001 per share, for a total of $18,000.

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

The securities were issued to the Company’s Chief Executive Officer, Chief Financial Officer, and a Director in lieu of cash as full payment for $40,000 in funds advanced to the Company to pay the Company’s operations expenses and in lieu of payment of $123,858 for service rendered to the Company.

On April 8, 2015, our board approved the issuance of the following securities as follows:

1.

5,800,000 shares of Series A Non-convertible Preferred Stock at a price of $0.0146 per share, for a total of $52,200; and

2.

5,220,000 shares of Common Stock at a price of $0.0009 per shares for a total of $5,800.

The securities were issued to our Chief Executive Officer, Gerald Sklar and a Company Director in lieu of cash as full payment for $58,000. Our securities were issued in reliance on an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

2016 Equity Issuances

No equity was issued by the Company during 2016.

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

NOTE 5 – INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Net operating loss carryover	$ 94,442	$ 65,707
Stock issued for services	42,805	42,805
Impairment expense	12,194	5,780
Valuation allowance	(149,442)	(114,292)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the periods ended December 31, 2016 and 2015.

NOTE 5 – INCOME TAXES (CONTINUED)

At December 31, 2016, the Company had net operating loss carry forwards of approximately $277,772 that may be offset against future taxable income through 2035.  No tax benefit has been reported in the December 31, 2016, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2016 and 2015, the Company is indebted to a related parties in the amount of $123,586 and $60,580, respectively. These amounts represent periodic expenses paid on behalf of the Company and advances made to the Company by officers. These amounts are unsecured, non-interest bearing, and due on demand.

See Note 4 for related party shareholders equity transactions.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and there were no significant subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2016, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2016.

Item 9B – Other Information

There are no events required to be disclosed by the Item.

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2016, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Executive officers and directors

Name	Age	Positions
Gerald E. Sklar	78	Chief Executive Officer, President and Chairman of the Board
Robert Nickolas Jones	38	Chief Financial Officer Secretary and Director
Søren Søholt Christensen	51	Director
Arnold James Sopczak	53	Director

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

Compliance with Section 16(a) of the Exchange Act

The Company was not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2016.

Code of Ethics and Business Conduct

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

Item 11. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any cash compensation to our officers since inception. We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Gerald E. Sklar President(1)	2016 2015 2014	-0- -0- -0-	-0- -0- -0-	-0- 151,980(1) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 151,980(1) -0-
R. Nickolas Jones CFO and Secretary(2)	2016 2015 2014	-0- -0- -0-	-0- -0- -0-	-0- 5,000(2) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 5,000(2) -0-
David M. Young (Former Secretary)(3)	2015 2014	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Anthony Sklar(4) (Former Chief Operating Officer)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(3)

David M. Young become our Secretary on March 13, 2013.  Mr. Young passed away on March 25, 2015.

(4)

Anthony E. Sklar became our Chief Operating Officer on March 13, 2013 and resigned effective August 12, 2014.

Options/SAR Grants

Since inception we have not granted any stock options to any of the Company’s Officers or Directors. In 2015 we granted stock appreciation class D Preferred Shares to the aforementioned Director and Executive officers.

Compensation of Directors

Arnold Sopczak was granted 5,000,000 shares of Series D Preferred stock during 2015.  These shares were valued at $4,500.

There are no arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of April 13, 2017, certain information with respect to the beneficial ownership of our voting securities by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding voting securities and by our current Directors and executive officers.   The named shareholders have sole voting and investment power with respect to the voting securities except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, Series A Preferred, Series B Preferred and Series D Preferred. Beneficial ownership is determined in accordance with the rules of the promulgated by the Commission and includes voting and/or investing power with respect to securities.

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

(1)

As of April 13, 2017, there were 35,015,000 shares of common stock outstanding (pre-prospective split).  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(3)

The Series B Convertible Preferred Stock, in the aggregate, carries a 2% annual dividend and each share is convertible into shares of our common stock, par value $0.001 at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  Shares of our Series B Convertible Preferred Stock vote on a 1-to-1 basis with our common stock.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET will be 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding Common stock effective in June 2013.  While some of the conditions precedent to Closing have been satisfied, the closing is still subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements for the fiscal years ended December 31, 2016, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2016, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the BNET Assets established by the independent fair market valuation; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2016 and December 31, 2015 for professional services rendered by Sadler, Gibb & Associates, LLC for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$12,900	$13,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$12,900	$13,500

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

The board of directors has considered the nature and amount of fees billed by Sadler Gibb, Certified Public Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Sadler Gibb, Certified Public Accountant’s independence.

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

Bnet Media Group, Inc.

April 17, 2017	By: /s/ Gerald E. Sklar
Gerald E. Sklar, Chief Executive Officer and Principal Executive Officer

April 17, 2017	By: /s/ R. Nickolas Jones
R. Nickolas Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Gerald E. Sklar Gerald E. Sklar	Director, Chairman	April 17, 2017

/s/ Soren Søholt Christensen Soren Søholt Christensen	Director	April 17, 2017

/s/ R. Nickolas Jones R. Nickolas Jones	Director	April 17, 2017

/s/ Arnold James Sopczak Arnold James Sopczak	Director	April 17, 2017