Form 10-Q
period 2017-03-31
Bnet Media Group, Inc.
filed 2017-05-15
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  _______

Accelerated filer  ________

Non-accelerated filer

Smaller reporting company

X

(Do not check if a smaller reporting company)

Emerging growth company ________

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     X         No          .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes      No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2017, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 5

Other Information

ITEM 6

Exhibits

PRINTER PLEASE PAGINATE THIS

DOCUMENT WHEN IT IS EDGARIZED,

UPDATE THE INDEX ABOVE, AND

REMOVE THIS NOTE BEFORE FILING

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

ITEM 1

Financial Statements

The balance sheets as of March 31, 2017 (unaudited) and December 31, 2016, the statements of operations for the three months ended March 31, 2017 and 2016, statements of cash flows for the three months ending March 31, 2017 and 2016, follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
CURRENT ASSETS

Cash	$76	$-

Total Current Assets	76	-

TOTAL ASSETS	$76	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$76,649	$75,505
Accounts payable - related parties	133,819	123,586

Total Current Liabilities	210,468	199,091

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 100,000,000 shares
authorized, 20,000,000 shares issued and outstanding.	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding.	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding.	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares issued and outstanding.	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(542,903)	(531,602)

Total Stockholders' Equity (Deficit)	(210,392)	(199,091)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$76	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES	-	-

OPERATING EXPENSES

Professional fees	11,279	7,443
General and administrative	22	14,099

Total Operating Expenses	11,301	21,542

LOSS FROM OPERATIONS	(11,301)	(21,542)

INCOME TAX EXPENSE	-	-

NET LOSS	$(11,301)	$(21,542)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	35,015,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(11,301)	$(21,542)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,144	1,243
Accounts payable - related parties	10,137	5,189

Net Cash Used in Operating Activities	(20)	(15,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	96	-

Net Cash Provided by Financing Activities	96	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	76	(15,110)

CASH AT BEGINNING OF PERIOD	-	15,550

CASH AT END OF PERIOD	$76	$440

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2016 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At March 31, 2017 and March 31, 2016, the Company had no dilutive common equivalent shares. For the three months ended March 31, 2017, and for the period ended March 31, 2016, convertible preferred stock in the amount of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4- RELATED PARTY

As of March 31, 2017, the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. The debts are non-interest bearing, and non-maturing. There is also no collateral held. Of the amount owing of $133,819 at March 31, 2017, an Officer of the Company paid net expenses of $11,301 on behalf of the Company and advanced $96 to the Company during the three months ended March 31, 2017.

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

Overview of the Company’s Formation and Recent Events

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. Since inception we have only realized marginal revenues from operations, with none of those revenues in the three months ended March 31, 2017. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

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

The following discussion analyzes our financial condition and the results of our operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary of Results of Operations

	Three Months Ended March 31,
	2017	2016
Revenue	$-	$-

Operating expenses:

General and administrative	22	14,099
Professional fees	11,279	7,443
Total operating expenses	11,301	21,542

Operating loss	(11,301)	(21,542)

Income tax expense	-	-

Net income (loss)	$(11,301)	$(21,542)

Operating Loss; Net Income (Loss)

Our net income/(loss) decreased from ($21,542) to ($11,301), from the three months ended March 31, 2016 compared to March 31, 2017.  Our operating loss decreased by the same amount from ($21,542) to ($11,301) for the same periods.

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

General and Administrative Expenses

General and administrative expenses decreased by $14,077, from $14,099 for the three months ended March 31, 2016 to $22 for the three months ended March 31, 2017, primarily due to a decrease in internet and computer expenses.

Professional fees

Professional fees increased by $3,836, from $7,443 for the three months ended March 31, 2016 to $11,279 for the three months ended March 31, 2017.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Liquidity and Capital Resources for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Introduction

During the three months ended March 31, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2017 was $76 and our monthly cash flow burn rate is approximately $10,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2017 and as of December 31, 2016, respectively, are as follows:

	March 31, 2017	December 31, 2016	Change

Cash	$76	$-	$76
Total Current Assets	76	-	76
Total Assets	76	-	76
Total Current Liabilities	210,468	199,091	11,377
Total Liabilities	$210,468	$199,091	$11,377

Our current assets increased slightly as of March 31, 2017 as compared to December 31, 2016, due to us having cash on hand as of March 31, 2017.  The increase in our total assets between the two periods was also related to the cash on hand we had as of March 31, 2017.

Our current liabilities increased by $11,377, as of March 31, 2017 as compared to December 31, 2016.  This increase was entirely due to an increase in our accumulated deficit.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $20 for the three months ended March 31, 2017, as compared to net cash used in operating activities of $15,110 for the three months ended March 31, 2016.  For the period in 2017, the net cash used by operating activities consisted primarily of our net income (loss) of ($11,301), a change in accounts payable of $1,144 and a change in accounts payable – related party of $10,137.  For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($21,542), a change in accounts payable of $1,243, and a change in accounts payable-related party of $5,189.

Investments

We had no cash provided (used) by investing activities in the three months ended March 31, 2017 or March 31, 2016.

Financing

We had net cash provided by financing activities of $96 for the three months ended March 31, 2017, as compared to net cash used in operating activities of $0 for the three months ended March 31, 2016.  For the period in 2017, the net cash provided by financing activities consisted solely of proceeds from related party payable.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended March 31, 2017, we did not issue any unregistered securities.

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

Bnet Media Group, Inc.

Dated: May 15, 2017		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer