Form 10-Q
period 2017-06-30
Bnet Media Group, Inc.
filed 2017-08-11
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2017, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

The balance sheets as of June 30, 2017 (unaudited) and December 31, 2016, the statements of operations for the three and six months ended June 30, 2017 and 2016, statements of cash flows for the six months ending June 30, 2017 and 2016, follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2017	2016
	(unaudited)
CURRENT ASSETS

Cash	$41	$-

Total Current Assets	41	-

TOTAL ASSETS	$41	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$76,721	$75,505
Accounts payable - related parties	149,989	123,586

Total Current Liabilities	226,710	199,091

TOTAL LIABILITIES	226,710	199,091

STOCKHOLDERS' DEFICIT

Preferred stock
Series A: $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Series B: .001 par value, 20,000,000 shares authorized, 8,021,796 shares issued and outstanding	8,022	8,022
Series C: .001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series D: .001 par value, 20,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares
issued and outstanding	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated Deficit	(559,180)	(531,602)

Total Stockholders' Deficit	(226,669)	(199,091)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$41	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bnet Media Group, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Impairment of intangible assets	-	-	-	-
Professional fees	16,189	8,300	27,468	15,743
General and administrative	88	767	110	14,866

Total Operating Expenses	16,277	9,067	27,578	30,609

LOSS FROM OPERATIONS	(16,277)	(9,067)	(27,578)	(30,609)

NET LOSS	$(16,277)	$(9,067)	$(27,578)	$(30,609)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	35,015,000	35,015,000	35,015,000	35,015,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Bnet Media Group, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(27,578)	$(30,609)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,216	(13,253)
Accounts payable - related parties	26,403	29,340

Net Cash Used in Operating Activities	41	(14,522)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	41	(14,522)

CASH AT BEGINNING OF PERIOD	-	15,550

CASH AT END OF PERIOD	$41	$1,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2016 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At June 30, 2017 and June 30, 2016, the Company had no dilutive common equivalent shares. For the six months ended June 30, 2017, and for the period ended June 30, 2016, convertible preferred stock in the amount of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4- RELATED PARTY

As of June 30, 2017, the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. Of the amount owing of $149,989 at June 30, 2017, an Officer of the Company paid net expenses of $26,403 on behalf of the Company during the six months ended June 30, 2017.

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

Overview of the Company’s Formation and Recent Events

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. Since inception we have only realized marginal revenues from operations, with none of those revenues in the six months ended June 30, 2017. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

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

The following discussion analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations for Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary of Results of Operations

	Three Months Ended June 30,
	2017	2016
Revenue	$-	$-

Operating expenses:

General and administrative	88	767
Professional fees	16,189	8,300
Total operating expenses	16,277	9,067

Operating loss	(16,277)	(9,067)

Income tax expense	-	-

Net income (loss)	$(16,277)	$(9,067)

Operating Loss; Net Income (Loss)

Our net income/(loss) increased from ($9,067) to ($16,277), from the three months ended June 30, 2016 compared to June 30, 2017.  Our operating loss increased by the same amount from ($9,067) to ($16,277) for the same periods.  We believe these operating and net loss figures are lower than what we expect even in the periods before we are successful in either acquiring an operating business or organically growing a business.

Revenue

We have only had minimal revenues since our inception.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see above), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will not generate any revenue.

General and Administrative Expenses

General and administrative expenses decreased by $679, from $767 to $88 for the three months ended June 30, 2016, as compared to the three months ended June 30, 2017. This was primarily due to a decrease in internet and computer expenses.

Professional fees

Professional fees increased by $7,889, from $8,300 for the three months ended June 30, 2016 to $16,189 for the three months ended June 30, 2017.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Results of Operations for Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary of Results of Operations

	Six Months Ended June 30,
	2017	2016
Revenue	$-	$-

Operating expenses:

General and administrative	110	14,866
Professional fees	27,468	15,743
Total operating expenses	27,578	30,609

Operating loss	(27,578)	(30,609)

Income tax expense	-	-

Net income (loss)	$(27,578)	$(30,609)

Operating Loss; Net Income (Loss)

Our net income/(loss) decreased by $3,031 from ($30,609) to ($27,578), from the six months ended June 30, 2016 compared to June 30, 2017.  Our operating loss decreased by the same amount from ($30,609) to ($27,578) for the same periods.  We believe these operating and net loss figures are lower than what we expect even in the periods before we are successful in either acquiring an operating business or organically growing a business.

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

General and Administrative Expenses

General and administrative expenses decreased by $14,756, from $14,866 for the six months ended June 30, 2016 to $110 for the six months ended June 30, 2017, primarily due to a decrease in internet and computer expenses.

Professional fees

Professional fees increased by $11,725, from $15,743 for the six months ended June 30, 2016 to $27,468 for the six months ended June 30, 2017.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Liquidity and Capital Resources for Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Introduction

During the six months ended June 30, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2017 was $41 and our monthly cash flow burn rate is approximately $5,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2017 and as of December 31, 2016, respectively, are as follows:

	June 30, 2017	December 31, 2016	Change

Cash	$41	$0	$41
Total Current Assets	41	0	41
Total Assets	41	0	41
Total Current Liabilities	226,710	199,091	27,619
Total Liabilities	$226,710	$199,091	$27,619

Our current assets increased slightly as of June 30, 2017 as compared to December 31, 2016, due to us having cash on hand as of June 30, 2017.  The increase in our total assets between the two periods was also related to the cash on hand we had as of June 30, 2017.

Our current liabilities increased by $27,619, as of June 30, 2017 as compared to December 31, 2016.  This increase was entirely due to an increase in our accumulated deficit.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $41 for the six months ended June 30, 2017, as compared to net cash used in operating activities of $14,522 for the six months ended June 30, 2016.  For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($27,578), changes in related party payables of $26,403, accounts payable of $1,216.  For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($30,609), a change in accounts payable of ($13,253), and a change in accounts payable-related party of $29,340.

Investments

We had no cash provided (used) by investing activities in the six months ended June 30, 2017 or June 30, 2016.

Financing

We had no cash provided (used) by financing activities in the six months ended June 30, 2017 or June 30, 2016.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended June 30, 2017, we did not issue any unregistered securities.

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

Bnet Media Group, Inc.

Dated: August 10, 2017		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer