Form 10-Q
period 2017-09-30
Bnet Media Group, Inc.
filed 2017-11-14
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

1

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2017, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

2

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

3

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

4

ITEM 1

Financial Statements

The balance sheets as of September 30, 2017 (unaudited) and December 31, 2016, the statements of operations for the three and nine months ended September 30, 2017 and 2016 (unaudited), statements of cash flows for the nine months ending September 30, 2017 and 2016 (unaudited), follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

5

Bnet Media Group, Inc.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2017	2016
	(unaudited)
CURRENT ASSETS

Cash	$11	$-
Total Current Assets	11	-

TOTAL ASSETS	$11	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$78,680	$75,505
Accounts payable - related parties	155,121	123,586

Total Current Liabilities	233,801	199,091

TOTAL LIABILITIES	233,801	199,091

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock
Series A: $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Series B: .001 par value, 20,000,000 shares authorized, 8,021,796 shares issued and outstanding	8,022	8,022
Series C: .001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Series D: .001 par value, 20,000,000 shares authorized, 20,000,000 shares issued and outstanding respectively	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares
issued and outstanding	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated Deficit	(566,301)	(531,602)

Total Stockholders' Deficit	(233,790)	(199,091)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$11	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

Bnet Media Group, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Professional fees	7,091	45,990	34,559	61,733
General and administrative	30	2,575	140	17,441

Total Operating Expenses	7,121	48,565	34,699	79,174

LOSS FROM OPERATIONS	(7,121)	(48,565)	(34,699)	(79,174)

NET LOSS	$(7,121)	$(48,565)	$(34,699)	$(79,174)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	35,015,000	35,015,000	35,015,000	35,015,000

The accompanying notes are an integral part of these condensed consolidated financial statements

7

Bnet Media Group, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(34,699)	$(79,174)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	3,175	1,723
Accounts payable - related parties	31.349	63,006

Net Cash (Used in)Operating Activities	(85)	(14,445)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from related party payable	96	-

Net Cash Provided by Financing Activities	96

NET INCREASE (DECREASE) IN CASH	11	(14,445)

CASH AT BEGINNING OF PERIOD	-	15,550

CASH AT END OF PERIOD	$11	$1,105

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

NON CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these condensed consolidated financial statements.

8

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2016 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At September 30, 2017 and September 30, 2016, the Company had no dilutive common equivalent shares. For the nine months ended September 30, 2017, and for the period ended September 30, 2016, common stock equivalents of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 - RELATED PARTY

As of September 30, 2017, the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. Of the amount owing of $155,121 at September 30, 2017, an Officer of the Company paid net expenses of $31,535 behalf of the Company during the nine months ended September 30, 2017.

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

On September 27, 2017, the Company receive trading symbol “BNTT” for its common stock from the Financial Industry Regulatory Authority and its common stock is listed on the Pink Sheet tier of OTC Markets.

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

Overview of the Company’s Formation and Recent Events

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. Since inception, we have only realized marginal revenues from operations, with none of those revenues in the three or nine months ended September 30, 2017. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

According to our prior management’s disclosure in our prior periodic filings, as well as our disclosure in this quarterly report (including the cover page of this quarterly report), we have not had any material business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore, we have historically been a “shell company” and will be until we either develop business operations organically or acquire an operating business.  We are considered a “shell company” because we have no or nominal assets and nor or nominal operations and no employees.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will be a “shell company”.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock issued to BNET was 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions precedent to closing have been satisfied, the closing is still subject to a number of conditions, among which required that BNET provide us with (1) audited financial statements for the fiscal years ended that now include December 31, 2016 and 2015, along with a the audit report, with respect to the fiscal years ended December 31, 2016 and  201, issued by a PCAOB registered firm, along with any interim financial statements; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

The following discussion analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations for Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Summary of Results of Operations

	Three Months Ended September 30,
	2017	2016
Revenue	$-	$-

Operating expenses:
Executive compensation	-	-
General and administrative	30	2,575
Professional fees	7,091	45,990
Total operating expenses	7,121	48,565

Operating loss	(7,121)	(48,565)

Income tax expense	-	-

Net income (loss)	$(7,121)	$(48,565)

Revenue

We have only had minimal revenues since our inception.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will not generate any revenue. For the three month periods ended September 30, 2017 and 2016, we had no revenues.

Operating Expenses

General and administrative expenses decreased by $2,545, from $2,575 for the three months ended September 30, 2016 to $30 for the three months ended September 30, 2017, primarily due to a decrease in web hosting, utilities, and trade show expenses.

Professional fees decreased by $38,899, from $45,990 for the three months ended September 30, 2016 to $7,091 for the three months ended September 30, 2017.  For both periods, these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission. The decrease in professional fees for the current period is due to decrease in attorney fees attributable to the completion of our FINRA application process, which occurred in current quarter. We expect these fees will increase if we are successful in acquiring or organically growing operations.

Operating Loss; Net Income (Loss)

Our operating loss decreased from ($48,565) to ($7,121), from the three months ended September 30, 2016 compared to September 30, 2017 for the reasons discussed above.  Our net income (loss) was the same as our operating loss.

Results of Operations for Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Summary of Results of Operations

	Nine Months Ended September 30,
	2017	2016
Revenue	$-	$-

Operating expenses:
Executive compensation	-	-
General and administrative	140	17,441
Professional fees	34,559	61,733
Total operating expenses	34,699	79,174

Operating loss	(34,699)	(79,174)

Income tax expense	-	-

Net income (loss)	$(34,699)	$(79,174)

Revenue

We have only had minimal revenues since our inception.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will not generate any revenue. For the nine month periods ended September 30, 2017 and 2016, we had no revenues.

Operating Expenses

General and administrative expenses decreased by $17,301, from $17,441 for the nine months ended September 30, 2016 to $140 for the nine months ended September 30, 2017, primarily due to an decrease in web hosting, utilities, and trade show expenses.

Professional fees decreased by $27,174 from $61,733 for the nine months ended September 30, 2016 to $32,559 for the nine months ended September 30, 2017.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission. The decrease in professional fees for the current period is due to decrease in attorney fees attributable to the completion of our FINRA application process, which occurred in current quarter. We expect these fees will increase if we are successful in acquiring or organically growing operations.

Operating Loss; Net Income (Loss)

Our operating loss decreased by $44,475 from ($79,17) to ($36,699), from the nine months ended September 30, 2016 compared to September 30, 2017 for the reasons discussed above.  Our net income (loss) was the same as our operating loss. We believe these operating and net loss figures are similar to what we expect in the nine-month periods before we are successful in either acquiring an operating business or organically growing a business.

Liquidity and Capital Resources for Nine months Ended September 30, 2017 Compared to December 31, 2016

Introduction

Our total asset, consisting of cash on hand, as of September 30, 2017 was $11 and our monthly cash flow burn rate is approximately $10,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2017 and as of December 31, 2016, respectively, are as follows:

	September 30, 2017	December 31, 2016	Change

Cash	$11	$-	$11
Total Current Assets	11	-	11
Total Assets	11	-	11
Total Current Liabilities	233,801	199,091	34,710
Total Liabilities	$233,801	$199,091	$34,710

Our current assets increased as of September 30, 2017 as compared to December 31, 2016, due to us having more cash on hand as of September 30, 2017.  The increased in our total assets between the two periods was also related to the increase in cash on hand we had as of September 30, 2017.

Our current liabilities increased by $34,710 as of September 30, 2017 as compared to December 31, 2016.  This increase was primarily due to an increase in our accounts payable-related party of $31,535 and an increase in our accounts payable of $3,175.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $20 for the nine months ended September 30, 2017, as compared to net cash used by operating activities of $(14,445) for the nine months ended September 30, 2016.  For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($34,699), a change in accounts payable of ($3,175), and a change in accounts payable – related party of $31,439.

Investments

We had no cash (used) by investing activities in the nine months ended September 30, 2017 or September 30, 2016.

Financing

We had net cash provided) by financing activities in the nine months ended September 30, 2017 of $96 as compared to $0 for the nine months ended September 30, 2016.  For the period ended September 30, 2017, the net cash provided by financing activities consisted solely of proceeds from related party loans.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended September 30, 2017 we did not issue any unregistered securities.

ITEM 3

Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5

Other Information

On September 27, 2017 the Company receive trading symbols “BNTT” for its common stock from the Financial Industry Regulatory Authority.

ITEM 6

Exhibits

Item No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bnet Media Group, Inc.

Dated: November 14, 2017		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer