Form 10-K
period 2017-12-31
Bnet Media Group, Inc.
filed 2018-03-23
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No      X

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

              Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X         No

Aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2017): $0 as there was no public market for the registrant’s common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 16, 2018, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.    We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report and readers should carefully review this report in its entirety. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law.

OTHER PERTINENT INFORMATION

References in this Form 10-K, unless another date is stated, are to December 31, 2017. As used herein, the “Company,” “Horizontal Marketing Corp.,” “Bnet Media Group, Inc.,” “we,” “us,” “our” and words of similar meaning all refer to Bnet Media Group, Inc.

ITEM 1. Business

Overview of the Company’s Formation and Transactions To Date

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp which was changed to BnetEFactor Inc. in September 2012 and then changed to Bnet Media Group, Inc. in March 2013 for the purpose of providing marketing services to companies and individuals. We have realized only marginal revenues from operations. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

According to our prior management’s disclosure in our periodic reports we did not have any business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore we were historically a “shell” company and will be until we either develop business operations organically or acquire an operating business.  We are considered a “shell” company/ Emerging growth company, because we have no or nominal assets and nor or nominal operations and no employees.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into two agreements. (1) To acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed. (2) We completed an Asset Purchase Agreement certain precious stones known as the “Ruby Art Carvings”.  (see below).

Until the bNET Communications transaction closes or we find another company to acquire or develop new operations organically, we will be a “shell” company.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET was changed to 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions to Closing have been satisfied, the closing is still subject to a number of conditions precedent, among which require that BNET provide us with (1) audited financial statements for the fiscal years ended December 31, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $579,657 as of December 31, 2017.

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

At December 31, 2017, we did not have an operating business.

At December 31, 2017, we did not have any operating business and we do not presently have sufficient capital to fund our expenses for the next 12 months. Our plans include a business combination with BNET. We cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial dilution to your ownership and/or voting power in the Company, including a potential decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our stock.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is a Public Market for Common Stock

On September 27, 2017 Financial Industry Regulatory Authority (FINRA) accepted the company’s 15c211-11 filing and assigned the symbol BNTT.

On February 2, 2018 OTCMARKETS accepted the company’s application to be quoted the OTCQB.

 The over-the-counter quotation platforms,

(See subsequent transactions).

In order for a security to be eligible for quotation by a market maker over-the-counter, the security must be registered with the SEC and the company must be current in its required filings with the SEC., and in compliance with SEC Rule 15(c) 2-11

As of the date there has been no trading in the company’s stock.  Once the stock starts trading there is no assurance that the trading in the company’s shares can be sustained.

Holders of Our Common Stock

As of March 16, 2018, we had 35,015,000 shares of our common stock outstanding held by 78 shareholders of record.

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

Stock Option Grants

None.

Preferred Stock

As of March 16, 2018, 2017, we had 48,021,796 shares of our preferred stock outstanding.  Of those shares, 20,000,000 shares are shares of our Series A Preferred Stock, 8,021,796 shares are shares of our Series B Preferred Stock, 0 shares are shares of our Series C and 20,000,000 shares are shares of our Series D Preferred Stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, UT 84111. Telephone (801) 355-5740. Website: www.colonialstock.com.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the three months ended December 31, 2017.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for our fiscal years ended December 31, 2017 and 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations for the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
Revenue	$0	$0

Operating expenses:

General and administrative	122	19,593
Professional fees	47,933	65,972
Total expenses	48,055	85,565

Operating loss	(48,055)	(85,565)

Impairment of other assets	-	18,866
Other (income) expense	-	(1,048)
Net loss	$(48,055)	$(103,383)

Operating Loss; Net Loss

Our net loss decreased by $55,328 from $103,383 to $48,055 from 2016 compared to 2017.  Our operating loss decreased by $37,510.The change in our net loss and operating loss for the year ended December 31, 2017, compared to the prior year is related to a significant decrease in our general and administrative expenses, and professional fees.  These changes are detailed below.

Revenue

We have only had minimal revenues since our inception.  We are considered a shell company under Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations.  We do not believe we will have revenues until we acquire an operating business or assets.

General and Administrative Expenses

General and administrative expenses decreased by $19,471, from $19,593 for the year ended December 31, 2016 to $122 for the year ended December 31, 2017.  This significant decrease was primarily due to decreases in Executive compensation.

Professional Fees

Professional fees decreased by $18,039 from $65,972 for the year ended December 31, 2016 to $47,933 for the year ended December 31, 2017.  This significant decrease was primarily due to the fact we did not incur additional professional fees associated to Legal fees related to the filing of documents with Financial Industry Regulatory Authority (FINRA).

Other Income (Expenses)

In 2017 there was $0 other expenses. In 2016 we had other expenses decreased by $17,818, primarily due to the impairment of the Company’s other assets.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At December 31, 2017 we had a working capital deficit of $247,146, as compared to a working capital deficit of $199,091 at December 31, 2016.  As of December 31, 2017, we have $29 in current assets.  We had $247,175 in liabilities as of December 31, 2017.  At December 31, 2017, we had a total accumulated deficit since inception of $579,657. We can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  Management will make periodic advances to us as needed to meet our working capital shortfall.

We did not generate any revenues for the year ended December 31, 2017. We are dependent upon the receipt of capital investment or other financing to fund our ongoing expenses and to seek to execute on our business plan, which includes acquiring the digital media assets of the private operating company bNET Communications, Inc. We believe we will be able to meet these costs through borrowing or advances from management or affiliates of management. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Management will consider selling the “RUBY ART CARVINGS” if the company fails to obtain additional equity or debt financing.

At present we expect to have overhead costs of approximately $5,000 per month until we complete the proposed bNET Communication’s Asset Purchase Agreement or monetize our other assets. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the Loans from management.  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Communications Asset Purchase Agreement.  As of December 31, 2017, our cash is insufficient to cover our current liabilities, obligations and contractual commitments. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. Or the sale of the “RUBY ART CARVINGS”. Given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have included an explanatory paragraph in their audit report the year ended December 31, 2017 and 2016 to indicate that substantial doubt exists regarding our ability to continue as a going concern.

Sources and Uses of Cash

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Net Cash (Used in) Operating Activities	$(115)	$(15,550)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities From Related Parties	$144	$-
Net Increase (Decrease) in Cash	$29	$(15,550)

Operating Activities

We had net cash used in operating activities of $115 for the year ended December 31, 2017, as compared to $15,550 for the year ended December 31, 2016.  In 2017, the net cash used in operating activities consisted primarily of our net loss of ($48,055), adjusted primarily to changes in assets and liabilities of accounts payable, changes in account payable-related party of $36,234 and $11,706 in accounts payable.  In 2016, the net cash used for operating activities consisted primarily of our net loss of ($103,383), adjusted  by the impairment of other assets of $18,866, adjusted primarily to changes in assets and liabilities of accounts payable-related party of $63,006 and accounts payable of ($5,961).

Investing Activities

We did not have any cash provided by investing activities in the years ended December 31, 2017 and December 31, 2016.

Financing Activities

We had net cash provided by financing activities in the year ended December 31, 2017 of $144 as compared to $0 for the year ended December 31, 2016.  For 2017 and 2016, our financing activities related to proceeds from related party note payable.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bnet Media Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bnet Media Group, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Salt Lake City, UT

March 23, 2018

Bnet Media Group, Inc.
Balance Sheet

ASSETS

	December 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash	$29	$-

Total Current Assets	-	-

Other Assets	-	-

TOTAL ASSETS	$29	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$87,211	$75,505
Accounts payable-related parties	159,964	123,586

Total Current Liabilities	247,175	199,091

Total Liabilities	247,175	199,091

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares
issued and outstanding	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(579,657)	(531,602)

Total Stockholders' Equity (Deficit)	(247,146)	(199,091)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$29	$-

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES

Professional fees	47,933	65,972
General and administrative	122	19,593

Total Operating Expenses	48,055	85,565

LOSS FROM OPERATIONS	(48,055)	(85,565)

OTHER EXPENSES

Impairment expense	-	(18,866)

Other income	-	1,048

Total Other Expenses	-	(17,818)

NET LOSS	$(48,055)	$(103,383)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	35,015,000

The accompanying notes are an integral part of these financial statements

Bnet Media Group, Inc.
Statements of Stockholders' Equity (Deficit)

											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31,2015	20,000,000	20,000	8,021,796	8,022	20,000,000	20,000	35,015,000	35,015	249,474	(428,219)	(95,708)

Net loss for year ended
December 31, 2016	-	-	-	-	-	-	-	-	-	(103,383)	(103,383)

Balance, December 31, 2016	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(531,602)	$(199,091)

Net loss for year ended
December 31, 2017	-	-	-	-	-	-	-	-	-	(48,055)	(48,055)

Balance, December 31, 2017	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(579,657)	$(247,146)

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(48,055)	$(103,383)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of other assets		18,866
Changes in operating assets and liabilities:
Accounts payable - related party	36,234	63,006
Accounts payable	11,706	5,961

Net Cash Used in Operating Activities	(115)	(15,550)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payable	144	-

Net Cash Provided by Financing Activities	144	-

NET INCREASE (DECREASE) IN CASH	29	(15,550)

CASH AT BEGINNING OF PERIOD	-	15,550
CASH AT END OF PERIOD	$29	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Bnet Media Group, Inc.  (The “Company”), was incorporated in the state of Nevada on December 29, 2008 for the purpose of providing marketing services to companies and individuals. The company was originally incorporated under the name Horizontal Marketing Corp., which was changed to BnetEFactor, Inc. in September 2012 and later changed to Bnet Media Group, Inc. in March 2013. The Company has not yet realized any revenues from operations. The Company’s efforts, to date, have focused primarily on the development and implementation of our business plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2017 and 2016, the Company’s common share equivalents consisted of convertible preferred stock in the amount of 28,021,796 and 28,021,796, respectively, which were excluded from loss per share because their effect would be anti-dilutive.

	For the Year ended December 31, 2017	For the Year ended December 31, 2016
Loss (numerator)	$ (48,055)	$ (103,383)
Shares (denominator)	35,015,000	35,015,000
Per share amount	$ (0.00)	$ (0.00)

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2017 and 2016, cash and cash equivalents include cash on hand and cash in the bank.

Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the asset's carrying amount. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As a result of this analysis, the Company determined during the year ended December 31, 2016 that the Ruby Art Carvings acquired in 2014 (previously recorded in Other Assets on prior years’ balance sheets) to be impaired and has recorded an impairment loss in the amount of $0  and $18,866  during the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a year from the date these financial statements were issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 100,000,000 preferred shares authorized at par value of $0.001. As shown below, four series have been designated, leaving 20,000,000 undesignated preferred shares as of December 31, 2017.

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

Voting Provisions.  The holders of the 2013 Series B, C, and D Preferred Stock shall be entitled to one (1) vote per shares of the Series B, C, and D Preferred Stock and to vote with the Common Stock of the Company on all matters submitted to a vote of Common Stockholders for all purposes. Except as otherwise provided herein or by the laws of the State of Nevada, the holders of the Series B, C, and D Preferred Stock and Common Stockholders shall vote together as one class on all matters submitted to shareholder vote of the Corporation.  So long as all or any shares of the Series B, C, and D Preferred Stock remain outstanding, without the approval of at least fifty-one percent (51%) of all outstanding shares of the Preferred Stock, voting separately as a single class, the Company shall not (i) authorize or issue any shares, or securities convertible into shares having preference over the 2013 Series A Preferred Stock with respect to the payment of dividends or rights upon dissolution, liquidation, winding up of the Company, or distribution of assets; (ii) sell, lease or convey (other than by mortgage) all or substantially all of the property or business of the Company, (iii) enter into a debenture, note or other debt instrument that would take priority to the liquidation preference of the Preferred Series A Preferred Stock or otherwise encumber the Company's fixed assets and/or intellectual property, other than in the ordinary course of business (e.g., receivables financing, equipment leases, revolving line of credit, etc.), and (iv) increase the number of shares of authorized  Preferred Stock nor amend, alter, or repeal any of the provisions of its Certificate of Incorporation in any manner which materially adversely affects the preferences, privileges, restrictions or other rights of the Series A Preferred Stock.

Common Stock

The Company has 800,000,000 common shares authorized at par value of $0.001 and 35,015,000 shares issued and outstanding at December 31, 2017.

2017 Equity Issuances

No equity was issued by the Company during 2017.

NOTE 5 – INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Net operating loss carryover	$ 110,781	$ 94,442
Stock issued for services	42,805	42,805
Impairment expense	12,194	12,194
Valuation allowance	(165,781)	(149,442)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the periods ended December 31, 2017 and 2016.

At December 31, 2017, the Company had net operating loss carry forwards of approximately $325,827 that may be offset against future taxable income through 2035.  No tax benefit has been reported in the December 31, 2017, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2017 and 2016, the Company is indebted to related parties in the amount of $159,964 and $123,586, respectively. These amounts represent periodic expenses paid on behalf of the Company and advances made to the Company by officers. These amounts are unsecured, non-interest bearing, and due on demand.

 NOTE 7 – SUBSEQUENT EVENTS

On January 5, 2018 Bnet Media Group, Inc., filed an application with the OTC Markets Group to be quoted on the OTCQB under the trading symbol BNTT. The application was approved on February 2, 2018.

On January 26, 2018 the company filed an 8K with the SEC appointing 2 independent directors.   Avril Renee Gay, age 40, an international attorney and Frank Madison age 59, a well-respected fund manager and former defense attorney. The Board of Directors of the Company feel that the skills these directors possess will greatly enhance the international growth of the company.

They will serve as Directors until the next annual meeting or until such time as their successors are duly appointed.

The Company has not enter into any agreements or stock option regarding the new directors.

On February 8, 2018 Bnet Media Group, Inc. filed a Form D which will allow the company to facilitate a financing from a foreign entity.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2017, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2017.

Item 9B – Other Information

There are no events required to be disclosed by the Item.

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2017, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Executive officers and directors

Name	Age	Positions
Gerald E. Sklar	78	Chief Executive Officer, President and Chairman of the Board
Robert Nickolas Jones	39	Chief Financial Officer Secretary and Director
Søren Søholt Christensen	52	Director
Arnold James Sopczak	54	Director
Avril Renee Gay	40	Independent Director
Frank Madison	59	Director

Gerald E. Sklar – Director, Chairman of the Board, President, and CEO.

Gerald (Gerry) has more than 50 years of management and financial expertise, and he has raised more than two hundred million dollars in financing for public and non-public companies. Gerry currently serves as the President, Chief Executive Officer (CEO) and Chairman of the Board of bNET Communications, Inc. – a content aggregator, internet broadcasting company and an accredited media organization that creates and distributes video content pertaining to new technology, primarily at corporate and consumer events, trade shows, and conferences. The company specializes in streaming live broadcasts of corporate annual meetings over the Internet for many large and small firms, streaming awards shows for various business sectors, and providing extensive conference coverage for a variety of fields, including mobile, healthcare, display, wireless, and other technologies.. Since 2001, Gerry has also served as the President, CEO and Chairman of the Board of BNET Communications’ parent corporation, Winmax Trading Group, Inc. Gerry’s experience includes serving as an Officer and Director of American Benefits Group, Inc., a gem resource mining firm with operations in Madagascar (1997 – 2002); and a Director of Seaboard an officer and director of the Corporation.  Life Insurance Company, where he to led a merger team to acquire other insurance companies. Since 1989, Gerry has also been self-employed in the field of finance. Gerry holds a Bachelor of Arts Degree in Economics from the University of British Columbia in Vancouver, British Columbia, Canada. After graduation, he worked as an accountant and auditor for a Vancouver accounting firm from 1964 – 1970.

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

Ms. Avril Renee Gay - Independent Director

Has been a practicing Attorney-at-Law for the past 16 years, Ms Gay was admitted to practice law within the Republic of Trinidad and Tobago in 2001, after having successfully attained her Legal Education Certificate in 2000 as well as her Bachelor of Laws degree at the University of the West Indies in 1998. Ms. Gay is the holder of a Master of Laws (LL.M.) with Merit, in the specialized areas of Banking and International Financial Law, attained from the University of London’s Queen Mary and Westfield College’s Centre for International Commercial Law Studies.  In 2014, Ms. Gay established her private legal practice in the Republic of Trinidad and Tobago, A.Gay & Company. Her firm focuses on corporate, commercial, estate planning, trusts and financial law matters. Ms. Gay has been Legal Advisory and Enforcement Division of the Trinidad and Tobago Securities and Exchange Commission (where she specialized in securities, investment instruments, take overs, mergers and amalgamations). She has also held consultancy positions within Trinidad and Tobago as well as the United Kingdom advising diverse clients on corporate and commercial, banking and financial law matters. Further, Ms. Gay holds and has held myriad executive, directorial and management corporate positions.

FRANK MADISON, JR.

Co-Founder & Managing Director

Gaia Ventures, LLC & Eminova Capital & Investment, LLC.

Frank, has experience in establishing collaborations and partnerships with major corporations such as Lockheed Martin, NASA, Google, UnderArmour and others, throughout Europe and North America.

Frank, has consulted to Department of Defense, Homeland Security and the EPA.

Some of Frank’s achievements:

Ï  2001 named one of Crain’s Tech 100, a listing of the Top 100 individuals in technology in New York City as chosen by Crain’s NY Business.

Ï Served on Mayor Michael Bloomberg’s Telecommunications Policy Advisory Group.

Ï Consultant to New York City Council Sub-Committee on Emerging Technologies,

Ï Consultant to US Department of Energy/Energy Efficiency and Renewable Energy Innovations and Inventions Peer Review Committee and NASA Goddard regarding Commercializing Technologies

Ï Co-Founded NYC Chapter of U.S. Department of Homeland Security Critical Infrastructure Committee

                  NYS Innovation Report Review Panel: measuring New York State’s performance in the Innovation Economy.

As an attorney

Frank is a Litigation Specialist and has worked with the following Legal Firms

Emani P. Taylor & Associates; Powell & Anderson;

Law Offices Debra A. Galloway, Law Offices of Joseph Fleming.

Education:

Ï CUNY B.A Program- (City University of New York) Liberal Arts/English;

Ï New York University/Urban Business Assistance Corporation/Certificate Program in Business Administration,

Ï New York University School of Law, JD

Ï New York University/Continuing Education Program on Real Estate Practice in New York

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

Compliance with Section 16(a) of the Exchange Act

The Company was not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2017.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Gerald E. Sklar President(1)	2017 2016 2015	-0- -0- -0-	-0- -0- -0-	-0- -0- 151,980(1)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 151,980(1)
R. Nickolas Jones CFO and Secretary(2)	2017 2016 2015	-0- -0- -0-	-0- -0- -0-	-0- -0- 5,000(2)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 5,000(2)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of March 16, 2018, certain information with respect to the beneficial ownership of our voting securities by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding voting securities and by our current Directors and executive officers.   The named shareholders have sole voting and investment power with respect to the voting securities except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, Series A Preferred, Series B Preferred and Series D Preferred. Beneficial ownership is determined in accordance with the rules of the promulgated by the Commission and includes voting and/or investing power with respect to securities.

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

(1)

As of March 16 2018, there were 35,015,000 shares of common stock outstanding (pre-prospective split).  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(1)

As of March 16, 2018, there were 20,000,000 shares of Series A Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(1)

As of March 16, 2018, there were 8,021,796 shares of Series B Convertible Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(1)

As of March 16 2018, there were 20,000,000 shares of Series D Convertible Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

Due to the length of time required by bNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET will be 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding Common stock effective in June 2013.  While some of the conditions precedent to Closing have been satisfied, the closing is still subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements for the fiscal years ended December 31, 2016, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31,2017, 2016, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the BNET Assets established by the independent fair market valuation; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2017 and December 31, 2016 for professional services rendered by Sadler, Gibb & Associates, LLC for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees and Audit Related Fees	$13,700	$12,900
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$13,700	$12,900

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

Bnet Media Group, Inc.

March 23, 2018	By: /s/ Gerald E. Sklar
Gerald E. Sklar, Chief Executive Officer and Principal Executive Officer

March 23, 2018	By: /s/ R. Nickolas Jones
R. Nickolas Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Gerald E. Sklar Gerald E. Sklar	Director, Chairman	March 23, 2018
/s/ Soren Søholt Christensen Soren Søholt Christensen	Director	March 23, 2018
/s/ R. Nickolas Jones R. Nickolas Jones	Director	March 23, 2018
/s/ Arnold James Sopczak Arnold James Sopczak	Director	March 23, 2018
/s/ Avril Renee Gay	Independent Director	March 23, 2018
Avril Renee Gay
/s/Frank Madison Frank Madison	Independent Director	March 23, 2018