Form 10-Q
period 2018-03-31
Bnet Media Group, Inc.
filed 2018-05-08
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2018, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

The balance sheets as of March 31, 2018 (unaudited) and December 31, 2017, the statements of operations for the three months ended March 31, 2018 and 2017, statements of cash flows for the three months ending March 31, 2018 and 2017 (unaudited) follow.  The unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
CURRENT ASSETS

Cash	$-	$29

Total Current Assets	-	29

TOTAL ASSETS	$-	$29

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and bank overdraft payable	$87,962	$87,211
Accounts payable - related parties	185,606	159,964
Total Current Liabilities	273,568	247,175

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding.	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding.	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding.	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares issued and outstanding.	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(606,079)	(579,657)

Total Stockholders' Equity (Deficit)	(273,568)	(247,756)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$29

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bnet Media Group, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES	-	-

OPERATING EXPENSES

Professional fees	23,893	11,279
General and administrative	2,529	22

Total Operating Expenses	26,422	11,301

LOSS FROM OPERATIONS	(26,422)	(11,301)

INCOME TAX EXPENSE	-	-

NET LOSS	$(26,422)	$(11,301

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	35,015,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Bnet Media Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(26,422)	$(11,301
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and bank overdraft payable	751	1,144
Accounts payable - related parties	25,642	10,137

Net Cash Used in Operating Activities	(29)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	-	96

Net Cash Provided by Financing Activities	-	96

NET INCREASE (DECREASE) IN CASH	(29)	76

CASH AT BEGINNING OF PERIOD	29	-

CASH AT END OF PERIOD	$-	$76

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited  financial statements.  The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern for a period of one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At March 31, 2018 and March 31, 2017, the Company had no dilutive common equivalent shares. For the three months ended March 31, 2018, and for the period ended March 31, 2017, convertible preferred stock convertible into 28,021,796 of common stock, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4- RELATED PARTY

As of March 31, 2018 the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. The debts are non-interest bearing, and non-maturing. There is also no collateral held. Of the amount owing of $185,606 at March 31, 2018, an Officer of the Company paid net expenses of $25,642 on behalf of the Company during the three months ended March 31, 2018.

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

According to our prior management’s disclosure in our prior periodic filings, as well as our disclosure in this quarterly report (including the cover page of this quarterly report) we have not had any material business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore we have historically been a “shell company” and will be until we either develop business operations organically or acquire an operating business.  We are considered a “shell company” because we have no or nominal assets and nor or nominal operations and no employees.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into two agreements. (1) To acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed. (2) We completed an Asset Purchase Agreement of certain precious stones known as the “Ruby Art Carvings”.  (see below). Until the bNET Communications transaction closes or we find another company to acquire or develop new operations organically, we will be a “shell” company.

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

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and Anthony Sklar, one of our former officers and directors. As result of Gerald Sklar’s control position, if our proposed acquisition of the bNET Communications assets closes it will not be deemed to be an arms-length transaction.

II.

Acquisition of Certain Assets in Exchange for Series B Convertible Preferred Stock

Effective April 8, 2014, we completed an Asset Purchase Agreement (the “Agreement”) with Soren Soholt Christensen, a Danish citizen (“Christensen”), pursuant to which we purchased certain precious stones known as the “Ruby Art Carvings” (hereinafter the “Assets”) owned by Christensen in exchange for shares of our Series B Convertible Preferred Stock.  The total number of shares of Series B Convertible Preferred Stock issued to Christensen as consideration for the Assets was 8,021,796 shares (the “Purchase Price”). The Series B Convertible Preferred Stock, in the aggregate, carries a 2% annual dividend and each share is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock, in the aggregate, is also entitled to receive a two percent (2%) annual interest, beginning from the date of issuance.  The Interest will accumulate from the date of issuance and may not be

Results of Operations

The following discussion analyzes our financial condition and the results of our operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations for Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Summary of Results of Operations

	Three Months Ended March 31,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	2,530	22
Professional fees	23,893	11,279
Total operating expenses	26,422	11,301

Operating loss	(26,422)	(11,301)

Income tax expense	-	-

Net income (loss)	$(26,422)	$(11,301)

Operating Loss; Net Income (Loss)

Our net loss increased from ($11,301) to ($26,422), from the three months ended March 31, 2017 compared to March 31, 2018.  Our operating loss increased by the same amount from ($11,301) to ($26,422) for the same periods primarily due to annual filing fees by Bnet now trading on OTC markets.

Revenue

We have only had minimal revenues since our inception and have not recorded revenues during the periods presented.

General and Administrative Expenses

General and administrative expenses Increased by $2,508, from $22 for the three months ended March 31, 2017 to $2,530 for the three months ended March 31, 2018, primarily due to a Increase in internet and computer expenses.

Professional fees

Professional fees increased by $12,614, from $11,279 for the three months ended March 31, 2017 to $23,893 for the three months ended March 31, 2018.  For both periods these amounts are largely due to the amounts we pay our attorneys, auditors and listing fees to OTCMARKETS QB as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we continue to grow, as planned.

Liquidity and Capital Resources for Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

During the three months ended March 31, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2018 was $0 (overdrawn bank of $1) and our monthly cash flow burn rate is approximately $10,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.  In the alternative the company might be forced to sell the ruby collection which could result in sufficient cash to carry on operations or the increase of significant operations to take the company from shell status, and facilitate additional filings.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2018 and as of December 31, 2017, respectively, are as follows:

	March 31, 2018	December 31, 2017	Change

Cash	$-	$29	$29
Total Current Assets	-	29	29
Total Assets	-	29	29
Total Current Liabilities	273,568	247,175	26,393
Total Liabilities	$273,568	$247,175	$26,393

Our current assets decreased slightly as of March 31, 2018 as compared to December 31, 2017, due to us having no cash on hand as of March 31, 2018.  The decrease in our total assets between the two periods was also related to the having no cash on hand as of March 31, 2018.

Our current liabilities increased by $26,393, as of March 31, 2018 as compared to December 31, 2018.  This increase was entirely due to an increase in our annual filing fees by Bnet now trading on OTC markets.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $29 for the three months ended March 31, 2018, as compared to net cash used in operating activities of $20 for the three months ended March 31, 2017.  For the period in 2018, the net cash used by operating activities consisted primarily of our net loss of ($26,422), a change in accounts payable of $751 and a change in accounts payable – related party of $25,642.  For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of ($11,301), a change in accounts payable of $1,144, and a change in accounts payable-related party of $10,137.

Investments

We had no cash provided (used) by investing activities in the three months ended March 31, 2018 or March 31, 2017.

Financing

We had net cash provided by financing activities of $0 for the three months ended March 31, 2018, as compared to ($96) for the year ended December 31, 2017.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

During the three months ended March 31, 2018, we did not issue any unregistered securities.

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

Bnet Media Group, Inc.

Dated: May 8, 2018		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer