Form 10-Q
period 2018-06-30
Bnet Media Group, Inc.
filed 2018-07-20
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 19, 2018, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

The balance sheets as of June 30, 2018 (unaudited) and December 31, 2017, the statements of operations for the three and six months ended June 30, 2018 and 2017, statements of cash flows for the six months ending June 30, 2018 and 2017 (unaudited) follow.  The unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
CURRENT ASSETS

Cash	$25	$29

Total Current Assets	25	29

TOTAL ASSETS	$25	$29

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$87,466	$87,211
Accounts payable - related parties	191,222	159,964

Total Current Liabilities	278,688	247,175

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 100,000,000 shares
authorized, 20,000,000 shares issued and outstanding.	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding.	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding.	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares issued and outstanding.	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(611,174)	(579,657)

Total Stockholders' Equity (Deficit)	(278,663)	(247,146)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$25	$29

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	-	-	-	-

OPERATING EXPENSES

Professional fees	5,080	16,189	28,973	27,468
General and administrative	15	88	2,544	110

Total Operating Expenses	5,095	16,277	31,517	27,578

LOSS FROM OPERATIONS	(5,095)	(16,277)	(31,517)	(27,578)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(5,095)	$(16,277)	$(31,517)	$(27,578)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTEDCOMMON
SHARES OUTSTANDING	35,015,000	35,015,000	35,015,000	35,015,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(31,517)	$(27,578)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	255	1,216
Accounts payable - related parties	31,233	26,403

Net Cash Provided (used) in Operating Activities	(29)	41

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payable	25	-

Net Cash Provided by Financing Activities	25	-

NET INCREASE (DECREASE) IN CASH	(4)	41

CASH AT BEGINNING OF PERIOD	29	-

CASH AT END OF PERIOD	$25	$41

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2017 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At June 30, 2018 and June 30, 2017, the Company had no dilutive common equivalent shares. For the six months ended June 30, 2018, and for the period ended June 30, 2017, convertible preferred stock in the amount of 28,021,796 shares, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4- RELATED PARTY

As of June 30, 2018, the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. Of the amount owing of $191,222 at June 30, 2018, an Officer of the Company advanced the Company $25 and paid net expenses of $31,258 on behalf of the Company during the six months ended June 30, 2018.

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

Results of Operations

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations for Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Summary of Results of Operations

	Three Months Ended June 30,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	15	88
Professional fees	5,080	16,189
Total operating expenses	5,095	16,277

Operating loss	(5,095)	(16,277)

Income tax expense	-	-

Net income (loss)	$(5,095)	$(16,277)

Operating Loss; Net Income (Loss)

Our net loss decreased from ($16,277) to ($5,095), from the three months ended June 30, 2017 compared to June 30, 2018.  Our operating loss increased by the same amount from ($16,277) to ($5,095) for the same periods primarily due to annual filing fees by Bnet now trading on OTC markets.

Revenue

We have only had minimal revenues since our inception and have not recorded revenues during the periods presented.

General and Administrative Expenses

General and administrative expenses decreased by $73, from $88 for the three months ended June 30, 2017 to $15 for the three months ended June 30, 2018, primarily due to an Increase in internet and computer expenses.

Professional fees

Professional fees decreased by $11,109, from $16,189 for the three months ended June 30, 2017 to $5,080 for the three months ended June 30, 2018.  For both periods these amounts are largely due to the amounts we pay our attorneys, auditors and listing fees to OTCMARKETS QB as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we continue to grow, as planned.

Results of Operations for Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Summary of Results of Operations

	Six Months Ended June 30,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	2,544	110
Professional fees	28,973	27,468
Total operating expenses	31,517	27,578

Operating loss	(31,517)	(27,578)

Income tax expense	-	-

Net income (loss)	$(31,517)	$(27,578)

Operating Loss; Net Income (Loss)

Our net loss increased by $3,939 from ($27,578) to ($31,517), from the six months ended June 30, 2016 compared to June 30, 2017.  Our operating loss increased by the same amount from ($27,577) to ($31,518) for the same periods.  We believe these operating and net loss figures are lower than what we expect even in the periods before we are successful in either acquiring an operating business or organically growing a business.

Revenue

We have only had minimal revenues since our inception and have not recorded revenues during the periods presented.

General and Administrative Expenses

General and administrative expenses increased by $2,434, from $110 for the six months ended June 30, 2017 to $2,544 for the six months ended June 30, 2018, primarily due to a decrease in internet and computer expenses.

Professional fees

Professional fees increased by $1,505, from $27,468 for the six months ended June 30, 2017 to $28,973 for the six months ended June 30, 2018.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Liquidity and Capital Resources for Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

During the six months ended June 30, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2018 was $25 and our monthly cash flow burn rate is approximately $5,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.  In the alternative the company might be forced to sell the ruby collection which could result in sufficient cash to carry on operations or the increase of significant operations to take the company from shell status, and facilitate additional filings.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2018 and as of December 31, 2017, respectively, are as follows:

	June 30, 2018	December 31, 2017	Change

Cash	$25	$29	$(4)
Total Current Assets	25	29	(4)
Total Assets	25	29	(4)
Total Current Liabilities	278,688	247,175	31,513
Total Liabilities	$278,688	$247,175	$31,513

Our current assets decreased slightly as of June 30, 2018 as compared to December 31, 2017, due to us having $4 less cash on hand as of June 30, 2018.  The decrease in our total assets between the two periods was also related to the having $4 less cash on hand as of June 30, 2018.

Our current liabilities increased by $31,513, as of June 30, 2018 as compared to December 31, 2017.  This increase was entirely due to an increase in our annual filing fees by Bnet now trading on OTC markets.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $4 for the six months ended June 30, 2018, as compared to net cash provided in operating activities of $41 for the six months ended June 30, 2017.  For the period in 2018, the net cash used by operating activities consisted primarily of our net loss of ($31,517), a change in accounts payable of $255 and a change in accounts payable – related party of $31,233.  For the period in 2017, the net cash provided in operating activities consisted primarily of our net loss of ($27,578), a change in accounts payable of $1,216, and a change in accounts payable-related party of $26,403.  Additionally, an Officer of the Company advanced the Company $25 during the six months ended June 30, 2018.

Investments

We had no cash provided (used) by investing activities in the six months ended June 30, 2018 or June 30, 2017.

Financing

We had net cash provided by financing activities of $25 for the six months ended June 30, 2018, and $0 for six months ended June 30, 2017.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

During the three months ended June 30, 2018, we did not issue any unregistered securities.

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

Bnet Media Group, Inc.

Dated: July 19, 2018		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer