Form 10-Q
period 2018-09-30
Bnet Media Group, Inc.
filed 2018-11-07
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-53316

BNET MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	30-0523156 (I.R.S. Employer Identification No.)
352 South 200 West Farmington, UT, Ste #3 (Address of principal executive offices)	84025 (Zip Code)

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

Emerging growth company _________

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ___ No ___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 6, 2018, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

Other Information

18

ITEM 5

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

ITEM 1

Financial Statements

The balance sheets as of September 30, 2018 (unaudited) and December 31, 2017, the statements of operations for the three and nine months ended September 30, 2018 and 2017 (unaudited), statements of cash flows for the nine months ending September 30, 2018 and 2017 (unaudited), follow.  The unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2018	2017
	(unaudited)
CURRENT ASSETS

Cash	$5	$29
Total Current Assets	5	29

TOTAL ASSETS	$5	$29

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$87,466	$87,211
Accounts payable - related parties	196,805	159,964

Total Current Liabilities	284,271	247,175

TOTAL LIABILITIES	284,271	247,175

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock (100,000,000 Shares authorized
Preferred stock Series A: $0.001 par value, 20,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Preferred stock Series B: $0.001 par value, 20,000,000 shares authorized, 8,021,796 shares issued and outstanding	8,022	8,022
Preferred stock Series C: $0.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Preferred stock Series D: $0.001 par value, 20,000,000 shares authorized, 20,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares authorized,
35,015,000 shares issued and outstanding	35,015	35,015

Additional paid-in capital	249,474	249,474

Accumulated Deficit	(616,777)	(579,657)

Total Stockholders' Deficit	(284,266)	(247,146)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$5	$29

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

OPERATING EXPENSES

Professional fees	5,582	7,091	34,554	34,559
General and administrative	22	30	2,566	140

Total Operating Expenses	5,604	7,121	37,120	34,699

LOSS FROM OPERATIONS	(5,604)	(7,121)	(37,120)	(34,699)

Income Tax Expense	-	-	-	-

NET LOSS	$(5,604)	$(7,121)	$(37,120)	$(34,699)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	35,015,000	35,015,000	35,015,000	35,015,000

The accompanying notes are an integral part of these financial statements

Bnet Media Group, Inc.
Condensed Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(37,120)	$(34,699)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Expenses paid for by company officer	36,816	31,349
Changes in operating assets and liabilities:
Accounts payable	255	3,175

Net Cash (Used in) Operating Activities	(49)	(85)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Proceeds from related party payable	25	96

Net cash provided by financing activities	25	96

NET INCREASE (DECREASE) IN CASH	(24)	11

CASH AT BEGINNING OF PERIOD	29	-

CASH AT END OF PERIOD	$5	$11

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern for a period of one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At September 30, 2018 and September 30, 2017, the Company had no dilutive common equivalent shares. For the nine months ended September 30, 2018, and for the period ended September 30, 2017, convertible preferred stock in the amount of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 - RELATED PARTY

As of September 30, 2018, the Company is indebted to Company Officers and entities controlled by Officers for services, periodic advances to the Company and expenses paid for on the Company’s behalf. Of the amount owing of $196,805 at September 30, 2018, an Officer of the Company advanced $25 to the Company and paid net expenses of $36,816 behalf of the Company during the nine months ended September 30, 2018.

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

Overview of the Company’s Formation and Recent Events

We were incorporated under the laws of the State of Nevada on December 29, 2008, under the name Horizontal Marketing Corp. for the purpose of providing marketing services to companies and individuals. Since inception we have only realized marginal revenues from operations, with none of those revenues in the three or nine months ended September 30, 2018. Our efforts, to date, have focused primarily on the development and implementation of our business plan.  Currently, we lack the resources required to effectively develop a digital publishing business and, therefore, have been engaged in a search for a strategic business partner or a merger or acquisition partner with the resources to establish a business and provide greater value to its stockholders.

To date, we have not had any material business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore we have historically been a “shell company” and will be until we either develop business operations organically or acquire an operating business.  We are considered a “shell company” because we have no or nominal assets and nor or nominal operations and no employees.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into an agreement to acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed and until it closes or we find another company to acquire or develop new operations organically, we will be a “shell company”.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock issued to BNET was 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions precedent to closing have been satisfied, the closing is still subject to a number of conditions, among which required that BNET provide us with (1) audited financial statements for the fiscal years ended that now include December 31, 2016, 2015, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2016, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

On September 27, 2017 the Company receive trading symbols BNTT from the Financial Industry Regulatory Authority (FINRA).

On January 25, 2018, the registrant’s Board of Directors approved the appointments of 2 independent directors.  It was determined by the Board of Directors of the Company that the skills these directors possessed would greatly enhance the international growth of the company.

Avril Renee Gay, an international attorney. Frank Madison age, a well-respected fund manager and former defense attorney.  The Company has not entered into any agreements or stock option regarding the new registrants.

On February 2, 2018 the company began trading on the OTCQX under the symbol BNTT.

On February 8, 2018 the company filed a form “D” with intention of filing a form 506 and 8 ”K” Regulation “S” to raise capital from foreign sources, by way of issuing  Preferred Class “B” Shares.  These transactions have not been completed as of the date of this filing.

Results of Operations

The following discussion analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations for Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Summary of Results of Operations

		Three Months Ended September 30,
	2018	2017
Revenue	$-	$-

Operating expenses:
General and administrative	22	30
Professional fees	5,582	7,091
Total operating expenses	5,604	7,121

Operating loss	(5,604)	(7,121)

Income tax expense	-	-

Net income (loss)	$(5,604)	$(7,121)

Operating Loss; Net Income (Loss)

Our net income/(loss) decreased from ($7,121) to ($5,604), for the nine months ended September 30, 2017 compared to September 30, 2018.  Our operating loss decreased by the same amount from ($7,121) to ($5,504) for the same periods.

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

General and Administrative Expenses

General and administrative expenses decreased by $8 from $30 for the three months ended September 30, 2017 to $22 for the three months ended September 30, 2018, primarily related to a small difference in general and administrative costs.

Professional fees

Professional fees decreased by $1,509 from $7,091 for the three months ended September 30, 2017 to $5,582 for the three months ended September 30, 2018.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Results of Operations for Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Summary of Results of Operations

		Nine Months Ended September 30,
	2018	2017
Revenue	$-	$-

Operating expenses:
General and administrative	2,566	140
Professional fees	34,554	34,559
Total operating expenses	37,120	34,699

Operating loss	(37,120)	(34,699)

Income tax expense	-	-

Net income (loss)	$(37,120)	$(34,699)

Operating Loss; Net Income (Loss)

Our net loss increased by $2,422 from ($34,699) to ($37,121), for the nine months ended September 30, 2017 compared to September 30, 2018. Our operating loss increased by the same $2,422 from ($34,699) to ($37,120) for the same period.  The change in our net loss for the nine months ended September 30, 2018, primarily due to an increase in web hosting, utilities, and trade show expenses. We believe these operating and net loss figures are similar to what we expect in the nine-month periods before we are successful in either acquiring an operating business or organically growing a business.

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

General and Administrative Expenses

General and administrative expenses increased by $2,426, from $140 for the nine months ended September 30, 2018 to $2,566 for the nine months ended September 30, 2018, primarily due to an increase in web hosting, utilities, and trade show expenses.

Professional fees

Professional fees decreased by $(5) from $34,559 for the nine months ended September 30, 2017 to $34,554 for the nine months ended September 30, 2018.  For both periods these amounts are largely due to the amounts we pay our attorneys and auditors as a result of filing periodic reports with the Securities and Exchange Commission.  We expect these fees will increase if we are successful in acquiring or organically growing operations.

Liquidity and Capital Resources for Nine months Ended September 30, 2018, compared to December 31, 2017

Introduction

During the nine months ended September 30, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2018 was $5.00 and our monthly cash flow burn rate is approximately $10,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2018 and as of December 31, 2017, respectively, are as follows:

	September 30, 2018	December 31, 2017	Change

Cash	$5	$29	$(24)
Total Current Assets	5	29	(24)
Total Assets	5	29	(24)
Total Current Liabilities	284,271	247,175	37,096
Total Liabilities	$284,271	$247,175	$37,096

Our current assets decreased as of September 30, 2018 as compared to December 31, 2017, due to us having more cash on hand as of September 30, 2018.  The decreased in our total assets between the two periods was also related to the decrease in cash on hand we had as of September 30, 2018.

Our current liabilities increased by $37,096 as of September 30, 2018 as compared to December 31, 2017.  This increase was primarily due to an increase in our accounts payable-related party of $36,816 and an increase in our accounts payable of $255.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(49) for the nine months ended September 30, 2018, as compared to net cash used by operating activities of $(85) for the nine months ended September 30, 2017.  For the period in 2018, the net cash used in operating activities consisted primarily of our net income (loss) of ($37,120), a change in accounts payable of ($255), and a change in accounts payable related party of $36,816.

Investments

We had no cash (used) by investing activities in the nine months ended September 30, 2018 or September 30, 2017.

Financing

We had net cash provided by financing activities of $25 for the nine months ended September 30, 2018, and $0 for nine months ended September 30, 2017.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the three months ended September 30, 2018 we did not issue any unregistered securities.

ITEM 3

Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4

Other Information

On September 27, 2017 the Company receive trading symbols BNTT from the Financial Industry Regulatory Authority (FINRA).

 ITEM 5

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

Bnet Media Group, Inc.

Dated: November 6, 2018		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer
19