Form 10-K
period 2018-12-31
Bnet Media Group, Inc.
filed 2019-04-16
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Smaller reporting company

X

              Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X         No

Aggregate market value of the voting stock held by non-affiliates (15,565,000) as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2018): $37,356,000 based on the closing price ($2.40) of the registrant’s common stock on that date as reported on the OTC Pink marketplace of the OTC Markets.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 16, 2019, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

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

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

OTHER PERTINENT INFORMATION

References in this Form 10-K, unless another date is stated, are to December 31, 2018. As used herein, the “Company,” “Horizontal Marketing Corp.,” “Bnet Media Group, Inc.,” “we,” “us,” “our” and words of similar meaning all refer to Bnet Media Group, Inc.

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

According to our prior management’s disclosure in our periodic reports we did not have any business or operations and under SEC Rule 12b-2 under the Securities Exchange Act of 1934, therefore we were historically a “shell” company and will be until we either develop business operations organically or acquire an operating business.  We are considered a “shell” company/ Emerging growth company, because we have no or nominal assets and no or nominal operations and no employees.  Historically, we have been actively seeking to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for our securities.  Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  Although we have entered into two agreements. (1) To acquire the assets of bNET Communications, Inc. (see below), that transaction has not closed. (2) We completed an Asset Purchase Agreement certain precious stones known as the “Ruby Art Carvings”.  (see below).

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET was changed to 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions to Closing have been satisfied, the closing is still subject to a number of conditions precedent, among which require that BNET provide us with (1) audited financial statements for the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $625,379 as of December 31, 2018.

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

At December 31, 2018, we did not have an operating business.

At December 31, 2018, we did not have any operating business and we do not presently have sufficient capital to fund our expenses for the next 12 months. Our plans include a business combination with BNET. We cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial dilution to your ownership and/or voting power in the Company, including a potential decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our stock.

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

 The over-the-counter quotation platforms.

On January 1, 2019 OTCMARKETS cancelled the company’s quotation  on the OTCQ . The company is currently quoted on the OTCMARKETS “PINK”  The over-the-counter quotation platforms.

In order for a security to be eligible for quotation by a market maker over-the-counter, the security must be registered with the SEC and the company must be current in its required filings with the SEC., and in compliance with SEC Rule 15(c) 2-11

As of the date there has been trading in the company’s stock.  There is no assurance that the trading in the company’s shares can be sustained.

Holders of Our Common Stock

As of April 16, 2019, we had 35,015,000 shares of our common stock outstanding held by 84 shareholders of record.

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

Stock Option Grants

None.

Preferred Stock

As of March 21, 2019, we had 48,021,796 shares of our preferred stock outstanding.  Of those shares, 20,000,000 shares are shares of our Series A Preferred Stock, 8,021,796 shares are shares of our Series B Preferred Stock, 0 shares are shares of our Series C and 20,000,000 shares are shares of our Series D Preferred Stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, UT 84111. Telephone (801) 355-5740. Website: www.colonialstock.com.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the three months ended December 31, 2018.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation for our fiscal years ended December 31, 2018 and 2017 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Revenue	$-	$-

Operating expenses:	-	-

General and administrative	1,028	122
Professional fees	44,694	47,933
Total expenses	45,722	48,055

Operating loss	(45,722)	(48,055)

Impairment of other assets	-	-
Other (income) expense	-	-
Net loss	$(45,722)	$(48,055)

Operating Loss; Net Loss

Our net loss decreased by $2,333 from $48,055 to $45,722 from 2018 compared to 2017.  Our operating loss decreased by $2,333.  The change in our net loss and operating loss for the year ended December 31, 2018, compared to the prior year is related to a decrease in our general and administrative expenses, and professional fees.  These changes are detailed below.

Revenue

We have not realized any revenues since our inception.  We are considered a shell company under Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations.  We do not believe we will have revenues until we acquire an operating business or assets.

General and Administrative Expenses

General and administrative expenses increased by $906, from $122 for the year ended December 31, 2017 to $1,028 for the year ended December 31, 2018.  This increase was primarily due to increases in office supplies.

Professional Fees

Professional fees decreased by $3,239 from $47,933 for the year ended December 31, 2017 to $44,694 for the year ended December 31, 2018.  This decrease was primarily due to the fact we did not incur additional professional fees associated with Legal fees for the filing of documents with Financial Industry Regulatory Authority (FINRA).

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash to satisfy our need for cash.  At December 31, 2018 we had a working capital deficit of $292,868, as compared to a working capital deficit of $247,146 at December 31, 2017.  As of December 31, 2018, we have $5 in current assets.  We had $292,873 in liabilities as of December 31, 2018.  At December 31, 2018, we had an accumulated deficit of $625,379. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.  Management will make periodic advances to us as needed to meet our working capital shortfall.

We did not generate any revenues for the year ended December 31, 2018. We are dependent upon the receipt of capital investment or other financing to fund our ongoing expenses and to seek to execute on our business plan, which includes acquiring the digital media assets of the private operating company bNET Communications, Inc. We believe we will be able to meet these costs through borrowing or advances from management or affiliates of management. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Management will consider selling the “RUBY ART CARVINGS” if the company fails to obtain additional equity or debt financing.

At present we expect to have overhead costs of approximately $5,000 per month until we complete the proposed bNET Communication’s Asset Purchase Agreement or monetize our other assets. This estimate is based on management’s assessment of ongoing legal and accounting fees associated with meeting our reporting obligations. Our present cash is not sufficient to pay our overhead costs. Since our inception, our primary sources of liquidity have been generated by the Loans from management.  Our future liquidity and our liquidity in the next 12 months, depends on our continued ability to obtain sources of capital to fund our continuing operations and completed acquisition of the assets as contemplated under the bNET Communications Asset Purchase Agreement.  As of December 31, 2018, our cash is insufficient to cover our current liabilities, obligations and contractual commitments. Currently we are relying on loans from management to meet our ongoing operating expenses.  The actual amount and timing of our capital expenditures may differ materially from our estimates.  Aside from loans from our management, we will likely need to raise additional capital through the sale of equity and/or debt securities. Or the sale of the “RUBY ART CARVINGS”. Given the relative present illiquidity of the capital markets there are no assurances we will be able to raise any necessary capital. Our independent auditors have included an explanatory paragraph in their audit report the year ended December 31, 2018 and 2017 to indicate that substantial doubt exists regarding our ability to continue as a going concern.

Sources and Uses of Cash

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2017 and 2016.

	December 31, 2018	December 31, 2017
Net Cash (Used in) Operating Activities	$(24)	$(115)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities From Related Parties	$-	$144
Net Increase (Decrease) in Cash	$(24)	$29

Operating Activities

We had net cash used in operating activities of $24 for the year ended December 31, 2018, as compared to $115 for the year ended December 31, 2017.  In 2018, the net cash used in operating activities consisted primarily of our net loss of ($45,722), adjusted primarily to changes in assets and liabilities of accounts payable, changes in account payable-related party of $43,867 and $1,831 in accounts payable.  In 2017, the net cash used for operating activities consisted primarily of our net loss of ($48,055), adjusted primarily to changes in assets and liabilities of accounts payable-related party of $36,234 and accounts payable of $11,706.

Investing Activities

We did not have any cash provided by investing activities in the years ended December 31, 2018 and December 31, 2017.

Financing Activities

We had net cash provided by financing activities in the year ended December 31, 2018 of $0 as compared to $144 for the year ended December 31, 2017.  For 2017, our financing activities related to proceeds from related party note payable.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bnet Media Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bnet Media Group, Inc. (“the Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

April 16, 2019

Bnet Media Group, Inc.
Balance Sheet

ASSETS

	December 31,	December 31,
	2018	2017

CURRENT ASSETS

Cash	$5	$29

Total Current Assets	5	29

TOTAL ASSETS	$5	$29

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$89,042	$87,211
Accounts payable-related parties	203,831	159,964

Total Current Liabilities	292,873	247,175

Total Liabilities	292,873	247,175

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares
issued and outstanding	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(625,379)	(579,657)

Total Stockholders' Equity (Deficit)	(292,868)	(247,146)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$5	$29

The accompanying notes are an integral part of these financial statements.

Bnet Media Group, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES

Professional fees	44,694	47,933
General and administrative	1,028	122

Total Operating Expenses	45,722	48,055

LOSS FROM OPERATIONS	(45,722)	(48,055)

OTHER EXPENSES	-	-

Total Other Expenses	-	-

NET LOSS	$(45,722)	$(48,055)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	35,015,000

The accompanying notes are an integral part of these financial statements

Bnet Media Group, Inc.
Statements of Stockholders' Equity (Deficit)

											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31,2016	20,000,000	20,000	8,021,796	8,022	20,000,000	20,000	35,015,000	35,015	249,474	(531.602)	(199,091)

Net loss for year ended
December 31, 2017	-	-	-	-	-	-	-	-	-	(48.055)	(48,055)

Balance, December 31, 2017	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(579,657)	$(199,091)

Net loss for year ended
December 31, 2018	-	-	-	-	-	-	-	-	-	(45,722)	(45,722)

Balance, December 31, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(625,379)	$(292,868)

The accompanying notes are an integral part of these financial statements.

BNET Media Group, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(45,722)	$(48,055)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable - related party	48,867	36,234
Accounts payable	1,831	11,706

Net Cash Used in Operating Activities	(24)	(115)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payable	-	144

Net Cash Provided by Financing Activities	-	144

NET INCREASE (DECREASE) IN CASH	(24)	(29)

CASH AT BEGINNING OF PERIOD	29	-
CASH AT END OF PERIOD	$5	$29

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2018 and 2017, the Company’s common share equivalents consisted of convertible preferred stock in the amount of 28,021,796 and 28,021,796, respectively, which were excluded from loss per share because their effect would be anti-dilutive.

	For the Year ended December 31, 2018	For the Year ended December 31, 2017
Loss (numerator)	$ (45,722)	$ (48,055)
Shares (denominator)	35,015,000	35,015,000
Per share amount	$ (0.00)	$ (0.00)

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2018 and 2017, cash and cash equivalents include cash on hand and cash in the bank.

Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the asset's carrying amount. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As a result of this analysis, the Company has recorded an impairment loss in the amount of $0 during the years ended December 31, 2018 and 2017, respectively.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 100,000,000 preferred shares authorized at par value of $0.001. As shown below, four series have been designated, leaving 20,000,000 undesignated preferred shares as of December 31, 2018.

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

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

Common Stock

The Company has 800,000,000 common shares authorized at par value of $0.001 and 35,015,000 shares issued and outstanding at December 31, 2018.

2018 Equity Issuances

No equity was issued by the Company during 2018.

NOTE 5 – INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Net operating loss carryover	$ 78,026	$ 110,781
Stock issued for services	26,439	42,805
Impairment expense	7,532	12,194
Valuation allowance	(111,996)	(165,781)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 21% and 34% to pretax income from continuing operations for the periods ended December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company had net operating loss carry forwards of approximately $371,550 that may be offset against future taxable income through 2038.  No tax benefit has been reported in the December 31, 2018, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2018 and 2017, the Company is indebted to related parties in the amount of $203,831 and $159,954 respectively. These amounts represent periodic expenses paid on behalf of the Company and advances made to the Company by officers. These amounts are unsecured, non-interest bearing, and due on demand.

 NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management received all material events through the date of this report and determined that there are no material subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2018, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2018.

Item 9B – Other Information

There are no events required to be disclosed by the Item.

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2018, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Executive officers and directors

Name	Age	Positions
Gerald E. Sklar	80	Chief Executive Officer, President and Chairman of the Board
Robert Nickolas Jones	40	Chief Financial Officer Secretary and Director
Søren Søholt Christensen	54	Director
Arnold James Sopczak	55	Director
Frank Madison	60	Independent Director

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

Søren Søholt Christensen – Director

Mr. Christensen is a Danish citizen and resides in Kalundborg, Denmark. Mr. Christensen has a diverse background with broad international business experience. From 1995 to the present, Mr. Christensen has been the General Manager of Ecco Trading, a producer of diamant (tanzanite) in Tanzania.  From 2002 to the present he has been employed by Statoil Offshore, Norway, as a process engineer. From 1997 to the present, has provided services for the Aeronautical Institute of Denmark, providing flight training and simulator training to pilot trainees.  From 1994 to 1999, he was a pilot for the United Nations, International Criminal Tribunal of Rwanda. In addition to his flight credentials, Mr. Christensen served as an engineer in the Royal Danish Navy from 1983 to 1991. Mr. Christensen also holds a master dealer license in gem stones and in gold and is fluent in Danish, English, Norwegian and German languages.

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

Frank Madison, JR - Director

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

Compliance with Section 16(a) of the Exchange Act

The Company was not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2018.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Gerald E. Sklar President(1)	2018 2017	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
R. Nickolas Jones CFO and Secretary(2)	2018 2017	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of April 16, 2019, certain information with respect to the beneficial ownership of our voting securities by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding voting securities and by our current Directors and executive officers.   The named shareholders have sole voting and investment power with respect to the voting securities except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, Series A Preferred, Series B Preferred and Series D Preferred. Beneficial ownership is determined in accordance with the rules of the promulgated by the Commission and includes voting and/or investing power with respect to securities.

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

(1)

As of April 16, 2019, there were 35,015,000 shares of common stock outstanding (pre-prospective split).  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(1)

As of April 16, 2019, there were 20,000,000 shares of Series A Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(1)

As of April 16, 2019, there were 8,021,796 shares of Series B Convertible Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(1)

As of March 29 2018, there were 20,000,000 shares of Series D Convertible Preferred Stock outstanding.  Shares of Series A Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

Due to the length of time required by bNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET will be 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding Common stock effective in June 2013.  While some of the conditions precedent to Closing have been satisfied, the closing is still subject to a number of conditions, among which requires BNET to provide us with (1) audited financial statements for the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, along with a the audit report, with respect to the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the BNET Assets established by the independent fair market valuation; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2018 and December 31, 2017 for professional services rendered by Sadler, Gibb & Associates, LLC for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees	$14,500	$13,700
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$14,500	$13,700

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

Bnet Media Group, Inc.

April 16, 2019	By: /s/ Gerald E. Sklar
Gerald E. Sklar, Chief Executive Officer and Principal Executive Officer

April 16, 2019	By: /s/ R. Nickolas Jones
R. Nickolas Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Gerald E. Sklar Gerald E. Sklar	Director, Chairman	April 16, 2019
/s/ Soren Søholt Christensen Soren Søholt Christensen	Director	April 16, 2019
/s/ R. Nickolas Jones R. Nickolas Jones	Director	April 16, 2019
/s/ Arnold James Sopczak Arnold James Sopczak	Director	April 16, 2019
/s/Frank Madison Frank Madison	Independent Director	April 16, 2019