Form 10-Q
period 2019-03-31
Bnet Media Group, Inc.
filed 2019-05-15
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

    X

Smaller reporting company

X

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2019, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

BNET MEDIA GROUP, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                            4

ITEM 1

Financial Statements

5

ITEM 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

12

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

17

ITEM 4

Controls and Procedures

17

PART II – OTHER INFORMATION

19

ITEM 1

Legal Proceedings

19

ITEM 1A

Risk Factors

19

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

19

ITEM 3

Defaults Upon Senior Securities

19

ITEM 4

Mine Safety Disclosures

19

ITEM 5

Other Information

19

ITEM 6

Exhibits

20

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

ITEM 1

Financial Statements

The balance sheets as of March 31, 2019 (unaudited) and December 31, 2018, the statements of operations for the three months ended March 31, 2019 and 2018 (unaudited), statements of cash flows for the three months ending March 31, 2019 and 2018 (unaudited), statement of stockholder’s deficit as of March 31, 2019 (unaudited) and December 31, 2018 follow.  The unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Balance Sheets

ASSETS
	March 31,	December 31,
	2019	2018
	(Unaudited)
CURRENT ASSETS

Cash	$-	$5

Total Current Assets	-	5

TOTAL ASSETS	$-	$5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$95,788	$89,042
Accounts payable - related parties	204,381	203,831

Total Current Liabilities	300,169	292,873

Total Liabilities	$300,169	$292,873

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding.	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding.	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding.	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares issued and outstanding.	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(632,680)	(625,379)

Total Stockholders' Equity (Deficit)	(300,169)	(292,868)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$5

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bnet Media Group, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES	-	-

OPERATING EXPENSES

Professional fees	7,196	23,893
General and administrative	105	2,529

Total Operating Expenses	7,301	26,422

LOSS FROM OPERATIONS	(7,301)	(26,422)

INCOME TAX EXPENSE	-	-

NET LOSS	$(7,301)	$(26,422)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	35,015,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Bnet Media Group, Inc.
Statements of Stockholders' Equity (Deficit)

	Three-Month Period Ended March 31, 2018
											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2017	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(579,657)	$(247,146)

Net loss	-	-	-	-	-	-	-	-	-	(26,422)	(26,422)

Balance, March 31, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(606,079)	$(273,568)

	Three-Month Period Ended March 31, 2019
											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(625,379)	$(292,868)

Net loss	-	-	-	-	-	-	-	-	-	(7,301)	(7,301)

Balance, March 31, 2019	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(632,680)	$(300,169)

Bnet Media Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,301)	$(26,422)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	6,746	751
Accounts payable - related parties	550	25,642

Net Cash Used in Operating Activities	(5)	(29)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	-	-

Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(5)	(29)

CASH AT BEGINNING OF PERIOD	5	29

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BNET MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows, and stockholder’s equity at March 31, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options

BNET MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

using the treasury stock method. At March 31, 2019 and March 31, 2018, the Company had no dilutive common equivalent shares. For the three months ended March 31, 2019, and for the period ended March 31, 2018, convertible preferred stock in the amount of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $0, on our balance sheets as of March 31, 2019. The standard did not have a material impact on the statements of operations or cash flows.

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

NOTE 4- RELATED PARTY

As of March 31, 2019, the Company is indebted to relates parties in the amount of $204,381. This amount represents periodic expenses paid on behalf of the Company and advances made to the Company by officers. This amounts are unsecured, non-interest bearing, and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. There have been no events that would require disclosure or adjustments to the financial statements.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET was changed to 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions to Closing have been satisfied, the closing is still subject to a number of conditions precedent, among which require that BNET provide us with (1) audited financial statements for the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, along with the audit report, with respect to the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, issued by a PCAOB registered firm; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

BNET is principally controlled by Gerald E. Sklar, our Chairman, CEO and Anthony Sklar, one of our former officers and directors. As result of Gerald Sklar’s control position, if our proposed acquisition of the bNET Communications assets closes it will not be deemed to be an arms-length transaction.

II.

Acquisition of Certain Assets in Exchange for Series B Convertible Preferred Stock

Effective April 8, 2014, we completed an Asset Purchase Agreement (the “Agreement”) with Soren Soholt Christensen, a Danish citizen (“Christensen”), pursuant to which we purchased certain precious stones known as the “Ruby Art Carvings” (hereinafter the “Assets”) owned by Christensen in exchange for shares of our Series B Convertible Preferred Stock.  The total number of shares of Series B Convertible Preferred Stock issued to Christensen as consideration for the Assets was 8,021,796 shares (the “Purchase Price”). The Series B Convertible Preferred Stock, in the aggregate, carries a 2% annual dividend and each share is convertible into shares of our Common Stock, par value $0.001 (the “Common Stock”) at a conversion price of $40.00 per share of Common Stock, subject to the rights, preferences and privileges of the Series B Convertible Preferred.  The Series B Preferred Stock, in the aggregate, is also entitled to receive a two percent (2%) annual interest, beginning from the date of issuance.  The Interest will accumulate from the date of issuance and may not be paid until twelve months (12) from the date on which our Common Stock begins trading on a recognized securities exchange, or until such time as the series B Preferred Stock is either converted or redeemed. Interest may be paid, on the value of the purchase price (the Series B Convertible Shares multiplied by the conversion price) at our option, in cash or restricted shares of our Common Stock. Interest paid by the issuance of our Common Stock, and the value of our Common Stock will be determined based on the “20 - day volume- weighted average” of the bid price as quoted on a recognized securities trading platform.

Results of Operations

The following discussion analyzes our financial condition and the results of our operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Summary of Results of Operations

	Three Months Ended March 31,
	2019	2018
Revenue	$-	$-

Operating expenses:

Professional Fees	7,196	23,893
General and administrative	105	2,529
Total operating expenses	7,301	26,422

Operating loss	(7,301)	(26,422)

Income tax expense	-	-

Net income (loss)	$(7,301)	$(26,422)

Operating Loss; Net Income (Loss)

Our net loss decreased from ($26,422) to ($7,301), from the three months ended March 31, 2018 compared to March 31, 2019.  Our operating loss decreased by the same amount from ($26,422) to ($7,301) for the same periods, primarily due to annual filing fees by Bnet trading on OTC markets during 2018. For the three months ended March 31, 2019, the company did not pay for these filing fees.

Revenue

We have only had minimal revenues since our inception and have not recorded revenues during the periods presented.

General and Administrative Expenses

General and administrative expenses decrease by $2,424, from $2,529 for the three months ended March 31, 2018 to $105 for the three months ended March 31, 2019, primarily due to a decrease in the transfer agent fees.

Professional fees

Professional fees decreased by $16,697, from $23,893 for the three months ended March 31, 2018 to $7,196 for the three months ended March 31, 2019.  This decrease is due to the listing fees paid to OTCMARKETS QB during 2018. For the three months ended March 31, 2019, the company did not have the services of OTC Markets.

Liquidity and Capital Resources for Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

During the three months ended March 31, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2019 was $0 and our monthly cash flow burn rate is approximately $10,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.  In the alternative the company might be forced to sell the ruby collection which could result in sufficient cash to carry on operations or the increase of significant operations to take the company from shell status, and facilitate additional filings.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2019 and as of December 31, 2018, respectively, are as follows:

	March 31, 2019	December 31, 2018	Change

Cash	$-	$5	$(5)
Total Current Assets	-	5	(5)
Total Assets	-	5	(5)
Total Current Liabilities	300,169	292,873	7,296
Total Liabilities	$300,169	$292,873	$7,296

Our current assets decreased slightly as of March 31, 2019 as compared to December 31, 2018, due to us having no cash on hand as of March 31, 2019.  The decrease in our total assets between the two periods was also related to the having no cash on hand as of March 31, 2019.

Our current liabilities increased by $7,296, as of March 31, 2019 as compared to December 31, 2018.  This increase was due to the amounts we pay our auditors and accountants as a result of filing periodic reports with the Securities and Exchange Commission.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $5 for the three months ended March 31, 2019, as compared to net cash used in operating activities of $29 for the three months ended March 31, 2018.  For the period in 2019, the net cash used by operating activities consisted primarily of our net loss of ($7,301), a change in accounts payable of $6,746 and a change in accounts payable – related party of $550.  For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($26,422), a change in accounts payable of $751, and a change in accounts payable-related party of $25,642.

Investments

We had no cash provided (used) by investing activities in the three months ended March 31, 2019 or March 31, 2018.

Financing

We had net cash provided by financing activities of $0 for the three months ended March 31, 2019, as compared to $0 for the year ended December 31, 2018.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

During the three months ended March 31, 2019, we did not issue any unregistered securities.

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

Bnet Media Group, Inc.

Dated: May 15, 2019		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer

18