Form 10-Q
period 2019-06-30
Bnet Media Group, Inc.
filed 2019-08-13
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     XNo

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

Large accelerated filer _______Accelerated filer  ________

Non-accelerated filer   X   Smaller reporting company  X

Emerging growth company ________

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X        No     .

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes    No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 06, 2019, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

BNET MEDIA GROUP, INC.

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION4

ITEM 1Financial Statement5

ITEM 2 Management’s Discussion and Analysis of Financial Conditions

And Results of Operations13

ITEM 3Quantitative and Qualitative disclosures About Market Risk18

ITEM 4Controls and Procedures18

PART II- OTHER INFORMATION

ITEM 1Legal Proceeding20

ITEM 1ARisk Factors20

ITEM 2 Unregistered Sales of Equity Securities and use of Proceeds 20

ITEM 3Defaults upon Senior Securities20

ITEM 4Mine Safety Disclosures20

ITEM 5Other Information20

ITEM 6Exhibits21

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

ITEM 1Financial Statements

The balance sheets as of June 30, 2019 (unaudited) and December 31, 2018, the statements of operations for the three and six months ended June 30, 2019 and 2018 (unaudited), statements of cash flows for the six months ending June 30, 2019 and 2018 (unaudited), statement of stockholder’s deficit as of June 30, 2019 (unaudited) and June 30, 2018 follow.  The unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Balance Sheets

ASSETS
	June 30,	December 31,
	2019	2018
	(Unaudited)
CURRENT ASSETS
Cash	$-	$5
Prepaid expense	1,000	-

Total Current Assets	1,000	5

TOTAL ASSETS	$1,000	$5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$88,937	$89,042
Accounts payable - related parties	219,343	203,831

Total Current Liabilities	308,280	292,873

Total Liabilities	$308,280	$292,873

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding.	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding.	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding.	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares issued and outstanding.	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(639,791)	(625,379)

Total Stockholders' Equity (Deficit)	(307,280)	(292,868)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,000	$5

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bnet Media Group, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES	-	-	-	-

OPERATING EXPENSES
Professional fees	$7,001	$5,080	$14,197	$28,973
General and administrative	110	15	215	2,544

Total Operating Expenses	7,111	5,095	14,412	31,517

LOSS FROM OPERATIONS	(7,111)	(5,095)	(14,412)	(31,517)

INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(7,111)	$(5,095)	$(14,412)	$(31,517)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	35,015,000	35,015,000	35,015,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Statements of Stockholders' Equity (Deficit)
(Unaudited)
	Six-Month Period Ended June 30, 2018
											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2017	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(579,657)	$(247,146)
Net loss	-	-	-	-	-	-	-	-	-	(31,517)	(31,517)
Balance, June 30, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(611,174)	$(278,663)

	Six-Month Period Ended June 30, 2019
											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(625,379)	$(292,868)
Net loss	-	-	-	-	-	-	-	-	-	(14,412)	(14,412)
Balance, June 30, 2019	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(639,791)	$(307,280)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bnet Media Group, Inc.
Statements of Stockholders' Equity (Deficit)
(Unaudited)
	Three-Month Period Ended June 30, 2018
											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(606,079)	$(273,568)

Net loss	-	-	-	-	-	-	-	-	-	(5,095)	(5,095)

Balance, June 30, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(611,174)	$(278,663)

	Three-Month Period Ended June 30, 2019
											Total
									Additional		Stockholders'
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2019	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(632,680)	$(300,169)

Net loss	-	-	-	-	-	-	-	-	-	(7,111)	(7,111)

Balance, June 30, 2019	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(639,791)	$(307,280)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bnet Media Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,412)	$(31,517)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(1,000)	-
Accounts payable	(105)	255
Accounts payable - related parties	15,512	31,233
Net Cash Used in Operating Activities	(5)	(29)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	-	25
Net Cash Provided by Financing Activities	-	25

NET INCREASE (DECREASE) IN CASH	(5)	(4)

CASH AT BEGINNING OF PERIOD	5	29

CASH AT END OF PERIOD	$-	$25

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	-	-

The accompanying notes are an integral part of these unaudited financial statements.

BNET MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 (UNAUDITED)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows, and stockholder’s equity at June 30, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

JUNE 30, 2019 (UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At June 30, 2019 and June 30, 2018, the Company had a basic and diluted loss per common share of -0- and -0-, respectively. For the six months ended June 30, 2019, and for the period ended June 30, 2018, convertible preferred stock in the amount of 28,021,796, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $0, on our balance sheets as of June 30, 2019. The standard did not have an impact on the statements of operations or cash flows.

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

NOTE 4- RELATED PARTY

As of June 30, 2019, the Company is indebted to relates parties in the amount of $219,343. This amount represents periodic expenses paid on behalf of the Company and advances made to the Company by officers. This amounts are unsecured, non-interest bearing, and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. There have been no events that would require disclosure or adjustments to the financial statements.

ITEM 2Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

I.Agreement to Acquire the Assets of bNET Communications, Inc.

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

II.Acquisition of Certain Assets in Exchange for Series B Convertible Preferred Stock

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

Results of Operations

The following discussion analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Summary of Results of Operations

	Three Months Ended June 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

Professional Fees	7,001	5,080
General and administrative	110	15
Total operating expenses	7,111	5,095

Operating loss	(7,111)	(5,095)

Income tax expense	-	-

Net income (loss)	$(7,111)	$(5,095)

Operating Loss; Net Income (Loss)

Our net loss increased from ($5,095) to ($7,111), from the three months ended June 30, 2018 compared to June 30, 2019.  Our operating loss increased by the same amount from ($5,095) to ($7,111) for the same periods, primarily due to an increase in accounting and transfer agent fees.

Revenue

We have only had minimal revenues since our inception and have not recorded revenues during the three months ended June 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses increase by $95, from $15 for the three months ended June 30, 2018 to $110 for the three months ended June 30, 2019, primarily due to an increase in fees paid to banks for the transfers made to the auditors and transfer agents.

Professional fees

Professional fees increased by $1,921, from $5,080 for the three months ended June 30, 2018 to $7,001 for the three months ended June 30, 2019.  This increase is due to accounting fees for the preparation of 2018 annual report and the 2019 first quarter report. This increase is also due to an increase in finance charges and fees charged by the transfer agents.

Results of Operations for Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Summary of Results of Operations

	Six Months Ended June 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

Professional Fees	14,197	28,973
General and administrative	215	2,544
Total operating expenses	14,412	31,517

Operating loss	(14,412)	(31,517)

Income tax expense	-	-

Net income (loss)	$(14,412)	$(31,517)

Operating Loss; Net Income (Loss)

Our net loss decreased from ($31,517) to ($14,412), for the six months ended June 30, 2018 compared to June 30, 2019.  Our operating loss decreased by the same amount from ($31,517) to ($14,412) for the same periods, primarily due to annual filing fees by Bnet trading on OTC markets during 2018. For the six months ended June 30, 2019, the company did not pay for these filing fees.

Revenue

We have only had minimal revenues since our inception and have not recorded revenues during the periods presented.

General and Administrative Expenses

General and administrative expenses decrease by $2,329, from $2,544 for the six months ended June 30, 2018 to $215 for the six months ended June 30, 2019, primarily due to a decrease in the transfer agent fees.

Professional fees

Professional fees decreased by $14,776, from $28,973 for the six months ended June 30, 2018 to $14,197 for the six months ended June 30, 2019.  This decrease is due to the listing fees paid to OTCMARKETS QB during 2018. For the six months ended June 30, 2019, the company did not have the services of OTC Markets.

Liquidity and Capital Resources for Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

During the six months ended June 30, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2019 was $0 and our monthly cash flow burn rate is approximately $0.83.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.  In the alternative the company might be forced to sell the ruby collection which could result in sufficient cash to carry on operations or the increase of significant operations to take the company from shell status, and facilitate additional filings.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2019 and as of December 31, 2018, respectively, are as follows:

	June 30, 2019	December 31, 2018	Change

Cash	$-	$5	$(5)
Prepaid expense	1,000	-	1,000
Total Current Assets	1,000	5	995
Total Assets	1,000	5	995
Total Current Liabilities	308,280	292,873	15,407
Total Liabilities	$308,280	$292,873	$15,407

Our current assets increased by $995, from $5 for the year ended December 31, 2018 to $1,000 for the six months ended June 30, 2019, primarily due to a prepayment for professional fees.  The company had no cash on hand as of June 30, 2019.

Our current liabilities increased by $15,407, as of June 30, 2019 as compared to December 31, 2018.  This increase was due to the amounts we pay our auditors and accountants as a result of filing periodic reports with the Securities and Exchange Commission, and also amounts we pay our Transfer Agent for their monthly service fee.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $5 for the six months ended June 30, 2019, as compared to net cash used in operating activities of $29 for the six months ended June 30, 2018.  For the period in 2019, the net cash used by operating activities consisted primarily of our net loss of ($14,412), an increase in prepaid expenses of ($1,000), an increase in accounts payable of ($105) and a decrease in accounts payable – related party of $15,512.  For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($31,517), a change in accounts payable of $255, and a change in accounts payable-related party of $31,233.

Investments

We had no cash provided (used) by investing activities in the six months ended June 30, 2019 or June 30, 2018.

Financing

We had net cash provided by financing activities of $0 for the six months ended June 30, 2019, as compared to $25 for the six months ended June 30, 2018.  The cash flows from financing activities amount as of June 30, 2018 proceeded from related party payables.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4Controls and Procedures

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b)Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)Officer’s Certifications

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

ITEM 1Legal Proceedings

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

ITEM 1ARisk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we did not issue any unregistered securities.

ITEM 3Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5Other Information

There have been no events which are required to be reported under this Item.

ITEM 6Exhibits

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

(1)Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 16, 2011.

(2)Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 3, 2012.

(3)Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 12, 2013.

(4)Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 30, 2013.

(5)Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 3, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bnet Media Group, Inc.

Dated: August 13, 2019		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer