Form 10-Q/A
period 2019-06-30
Bnet Media Group, Inc.
filed 2019-10-11
CIK 1501268

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

EXPLANATORY NOTE:

Amended to correct date on Exhibit 32.1 to correctly represent the June 30, 2019 quarter. No other changes have been made to the body of the 10Q, or exhibits 31.1, 31.2 or 32.2.

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

Bnet Media Group, Inc.

Dated: September 17, 2019		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer