Form 10-Q
period 2019-09-30
Bnet Media Group, Inc.
filed 2019-11-14
CIK 1501268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X        No     .

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
None	None	None

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes    No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2019, there were 35,015,000 shares of common stock, $0.001 par value, issued and outstanding.

BNET MEDIA GROUP, INC.

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION4

ITEM 1Financial Statements5

ITEM 2 Management’s Discussion and Analysis of Financial Conditions

and Results of Operations14

ITEM 3Quantitative and Qualitative disclosures About Market Risk19

ITEM 4Controls and Procedures19

PART II- OTHER INFORMATION

ITEM 1Legal Proceedings21

ITEM 1ARisk Factors21

ITEM 2 Unregistered Sales of Equity Securities and use of Proceeds 21

ITEM 3Defaults upon Senior Securities21

ITEM 4Mine Safety Disclosures21

ITEM 5Other Information21

ITEM 6Exhibits22

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

ITEM 1Financial Statements

The balance sheets as of September 30, 2019 (unaudited) and December 31, 2018, the statements of operations for the three and nine months ended September 30, 2019 and 2018 (unaudited), statements of cash flows for the nine months ending September 30, 2019 and 2018 (unaudited), statement of stockholder’s deficit as of September 30, 2019 and 2018 (unaudited) follow.  The unaudited condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Bnet Media Group, Inc.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
CURRENT ASSETS

Cash	$-	$5

Total Current Assets	-	5

TOTAL ASSETS	$-	$5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$88,403	$89,042
Accounts payable - related parties	223,625	203,831

Total Current Liabilities	312,028	292,873

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock series A: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding.	20,000	20,000
Preferred stock series B: $0.001 par value, 20,000,000 shares
authorized, 8,021,796 shares issued and outstanding.	8,022	8,022
Preferred stock series C: $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding.	-	-
Preferred stock series D: $0.001 par value, 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Common stock: $0.001 par value, 800,000,000 shares
authorized, 35,015,000 shares issued and outstanding.	35,015	35,015
Additional paid-in capital	249,474	249,474
Accumulated deficit	(644,539)	(625,379)

Total Stockholders' Equity (Deficit)	(312,028)	(292,868)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$5

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES	-	-	-	-

OPERATING EXPENSES

Professional fees	4,748	5,582	18,944	34,554
General and administrative	-	22	216	2,566

Total Operating Expenses	4,748	5,604	19,160	37,120

LOSS FROM OPERATIONS	(4,748)	(5,604)	(19,160)	(37,120)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(4,748)	$(5,604)	$(19,160)	$(37,120)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	35,015,000	35,015,000	35,015,000	35,015,000

The accompanying notes are an integral part of these unaudited financial statements

Bnet Media Group, Inc.
Condensed Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Nine-Month Period Ended September 30, 2018

									Additional
	Preferred Stock- Series A		Preferred Stock- Series B		Preferred Stock- Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(579,657)	$(247,146)

Net loss	-	-	-	-	-	-	-	-	-	(37,120)	(37,120)

Balance, September 30, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(616,777)	$(284,266)

	Nine-Month Period September 30, 2019

									Additional
	Preferred Stock- Series A		Preferred Stock- Series B		Preferred Stock- Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(625,379)	$(292,868)

Net loss	-	-	-	-	-	-	-	-	-	(19,160)	(19,160)

Balance, September 30, 2019	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(644,539)	(312,028)

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Condensed Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three-Month Period Ended September 30, 2018

									Additional
	Preferred Stock- Series A		Preferred Stock- Series B		Preferred Stock- Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(611,174)	$(278,663)

Net loss	-	-	-	-	-	-	-	-	-	(5,604)	(5,603)

Balance, September 30, 2018	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(616,778)	$(284,266)

	Three-Month Period Ended September 30, 2019

									Additional
	Preferred Stock- Series A		Preferred Stock- Series B		Preferred Stock- Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(639,791)	$(307,280)

Net loss	-	-	-	-	-	-	-	-	-	(4,748)	(4,748)

Balance, September 30, 2019	20,000,000	$20,000	8,021,796	$8,022	20,000,000	$20,000	35,015,000	$35,015	$249,474	$(644,539)	(312,028)

The accompanying notes are an integral part of these unaudited financial statements.

Bnet Media Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,160)	$(37,120)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(639)	255
Accounts payable - related parties	19,794	36,816

Net Cash Provided by (used in) Operating Activities	(5)	(49)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payable	-	25

Net Cash Provided by Financing Activities	-	25

NET INCREASE (DECREASE) IN CASH	(5)	(24)

CASH AT BEGINNING OF PERIOD	5	29

CASH AT END OF PERIOD	$-	$5

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	-	-

The accompanying notes are an integral part of these unaudited financial statements.

BNET MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At September 30, 2019 and September 30, 2018, the Company had no dilutive common equivalent shares. For the nine months ended September 30, 2019, and for the period ended September 30, 2018, convertible preferred stock in the amount of 28,021,796 shares, were excluded from loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $0, on our balance sheets as of September 30, 2019. The standard did not have an impact on the statements of operations or cash flows.

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

BNET MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 4- RELATED PARTY

As of September 30, 2019, the Company is indebted to relates parties in the amount of $223,625. This amount represents periodic expenses paid on behalf of the Company and advances made to the Company by officers. These amounts are unsecured, non-interest bearing, and due on demand.

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

Due to the length of time required by BNET to satisfy the conditions precedent to Closing the Bnet Asset Purchase Agreement, on April 9, 2014, the parties entered into an Amendment to update specific provisions based on certain events that have transpired since the parties first entered into the agreement. Specifically, the total number of shares of our Common Stock to be issued to BNET was changed to 54,000,000 shares to give effect to our change in capitalization as a result of the 16-for-1 forward stock split of our issued and outstanding common stock effective in June 2013.  While some of the conditions to Closing have been satisfied, the closing is still subject to a number of conditions precedent, among which require that BNET provide us with (1) audited financial statements for each  fiscal year from 2011 to 2018 (year ending December 31), along with the related audit reports, issued by a PCAOB registered firm; (2) a report of the value of the bNET Communications Assets established by the independent fair market valuation or the record value at the lower cost of cost or market; and (3) all approvals and clearance from all regulatory authorities with respect to the proposed acquisition.

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

Results of Operations

The following discussion analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Summary of Results of Operations

	Three Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

Professional Fees	4,748	5,582
General and administrative	-	22
Total operating expenses	4,748	5,604

Operating loss	(4,748)	(5,604)

Income tax expense	-	-

Net income (loss)	$(4,748)	$(5,604)

Operating Loss; Net Income (Loss)

Our net loss increased from ($5,604) to ($4,748), from the three months ended September 30, 2018 compared to September 30, 2019.  Our operating loss increased by the same amount from ($5,604) to ($4,748) for the same periods, primarily due to a decrease in accounting and transfer agent fees.

Revenue

We have only had minimal revenues since our inception and have not recorded revenues during the three months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses decreased by $22, from $22 for the three months ended September 30, 2018 to $0 for the three months ended September 30, 2019, primarily due to a decrease in fees paid to banks for the transfers made to the auditors and transfer agents.

Professional fees

Professional fees decreased by $834, from $5,582 for the three months ended September 30, 2018 to $4,748 for the three months ended September 30, 2019.  This decrease is due to higher accounting fees for the preparation of 2018 second quarter report.

Results of Operations for Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Summary of Results of Operations

	Nine Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

Professional Fees	18,944	34,554
General and administrative	216	2,566
Total operating expenses	19,160	37,120

Operating loss	(19,160)	(37,120)

Income tax expense	-	-

Net income (loss)	$(19,160)	$(37,120)

Operating Loss; Net Income (Loss)

Our net loss decreased from ($37,120) to ($19,160), for the nine months ended September 30, 2018 compared to September 30, 2019.  Our operating loss decreased by the same amount from ($37,120) to ($19,160) for the same periods, primarily due to annual filing fees by Bnet trading on OTC markets during 2018. For the nine months ended September 30, 2019, the company did not pay for these filing fees.

Revenue

We have only had minimal revenues since our inception and have not recorded revenues during the periods presented.

General and Administrative Expenses

General and administrative expenses decreased by $2,350, from $2,566 for the nine months ended September 30, 2018 to $216 for the nine months ended September 30, 2019. This variation is due to a transfer agent fees being recorded in different accounts. For the year ended December 31, 2018 Transfer agent fees were grouped in the General and Administrative account, but in the present year these fees are being grouped in Professional fees.

Professional fees

Professional fees decreased by $15,610, from $34,554 for the nine months ended September 30, 2018 to $18,944 for the nine months ended September 30, 2019.  This decrease is due to the listing fees paid to OTCMARKETS QB during 2018. For the nine months ended September 30, 2019, the Company did not have the services of OTC Markets.

Liquidity and Capital Resources for nine Months Ended September 30, 2019 Compared to nine Months Ended September 30, 2018

During the nine months ended September 30, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2019 was $0 and our monthly cash flow burn rate is approximately $2,500.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We will not be able to satisfy our cash needs from our revenues until at least the time we have acquired or organically grown an operating business, and even then there is no guarantee our revenues will be sufficient to satisfy our cash needs.  In the alternative the Company might be forced to sell the ruby collection which could result in sufficient cash to carry on operations or the increase of significant operations to take the company from shell status, and facilitate additional filings.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2019 and as of December 31, 2018, respectively, are as follows:

	September 30, 2019	December 31, 2018	Change

Cash	$-	$5	$(5)
Total Current Assets	-	5	(5)
Total Assets	-	5	(5)
Total Current Liabilities	312,028	292,873	19,155
Total Liabilities	$312,028	$292,873	$19,155

Our current assets decreased slightly as of September 30, 2019 as compared to December 31, 2018, due to us having no cash on hand as of September 30, 2019.  The decrease in our total assets between the two periods were also related to the having no cash on hand as of September 30, 2019.

Our current liabilities increased by $19,155, as of September 30, 2019 as compared to December 31, 2018.  This increase is primarily due to the amounts officers paid on behalf of the Company to our auditors and accountants as a result of filing periodic reports with the Securities and Exchange Commission, and also amounts officers paid to our Transfer Agent for their monthly service fee. These amounts are now owed by the Company to the officers.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $5 for the nine months ended September 30, 2019, as compared to net cash used in operating activities of $49 for the nine months ended September 30, 2018.  For the period in 2019, the net cash used by operating activities consisted primarily of our net loss of ($19,160), a decrease in accounts payable of ($639) and an increase in accounts payable – related party of $19,794.  For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($37,120), a change in accounts payable of $255, and a change in accounts payable-related party of $36,816.

Investments

We had no cash provided (used) by investing activities in the nine months ended September 30, 2019 or September 30, 2018.

Financing

We had net cash provided by financing activities of $0 for the nine months ended September 30, 2019, as compared to $25 for the nine months ended September 30, 2018.  The cash flows from financing activities amount as of September 30, 2018 proceeded from related party payables.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

During the three months ended September 30, 2019, we did not issue any unregistered securities.

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

Bnet Media Group, Inc.

Dated: November 12, 2019		/s/ Gerald E. Sklar
	By:	Gerald E. Sklar
Chief Executive Officer